Form 10-Q
period 1995-09-30
INCOME GROWTH PARTNERS LTD X
filed 1995-11-15
CIK 830051

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              September 30, 1995

                                   OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from______to______

Commission File Number     0-18528

                     INCOME GROWTH PARTNERS, LTD. X
         (Exact name of registrant as specified in its charter)

          CALIFORNIA                              33-0294177
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    11300 Sorrento Valley Road, Suite 108, San Diego, California 92121
           (Address of principal executive offices) (Zip Code)

                            (619) 457-2750
         (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes [X]   No [ ]

The number of the registrant's Original Limited Partnership Units outstanding as of November 8, 1995 was 18,826.50. The number of the registrant's Class A Units outstanding as of November 8, 1995 was 8,090.



                          -Page 1 of 14 Pages-
           Exhibit Index located on sequentially numbered page 13

                     PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

                     INCOME GROWTH PARTNERS, LTD. X
                   (A California Limited Partnership)
                             BALANCE SHEETS
                                                 September 30, December 31,
                                                     1995         1994
                                                  ___________  ___________
                                                  (Unaudited)
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 9,378,607
  Buildings and improvements                       20,560,386   32,385,377
                                                  ___________  ___________
                                                   28,338,751   41,763,984
  Less accumulated depreciation and impairments    (6,596,206) (13,240,165)
                                                  ___________  ___________
                                                   21,742,545   28,523,819
Other assets:
  Cash                                                829,738      180,696
  Prepaid expenses and other assets                   325,719      240,542
                                                  ___________  ___________
                                                    1,155,457      421,238
                                                  ___________  ___________
                                                  $22,898,002  $28,945,057
                                                  ===========  ===========
LIABILITIES AND PARTNERS' DEFICIT
Mortgage loans payable                            $22,031,569            -
Other liabilities:
  Accounts payable and accrued liabilities            653,373      537,684
  Accrued interest payable                             78,260            -
  Security deposits                                   167,912      207,875
                                                  ___________  ___________
                                                   22,931,114      745,559
Liabilities subject to compromise:
  Mortgage Loans Payable                                    -   29,426,708
  Accounts payable and accrued liabilities                  -      934,979
  Accrued interest payable                                  -    1,803,196
  Due to affiliates                                         -       17,028
                                                  ___________  ___________
                                                            -   32,181,911
Commitments and Contingencies (Note 4)
Partners' deficit                                     (23,112)  (3,972,413)
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $22,898,002  $28,945,057
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                                         INCOME GROWTH PARTNERS, LTD. X
                                       (A California Limited Partnership)
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                      For the three months ended:   For the nine months ended:
                                     Sept 30, 1995  Sept 30, 1994  Sept 30, 1995  Sept 30, 1994
                                     _____________  _____________  _____________  _____________
Revenues:
  Rents                                 $  790,318     $1,016,901     $2,856,179     $3,082,431
  Other                                     63,209         55,490        189,877        159,037
                                     _____________  _____________  _____________  _____________
     Total revenues                        853,527      1,072,391      3,046,056      3,241,468
                                     _____________  _____________  _____________  _____________
Expenses:
  Interest                                 181,690        556,500      1,166,120      1,532,805
  Operating expenses (excluding
   depreciation and amortization)          469,605        507,419      1,574,919      1,662,506
  Depreciation and amortization            240,616        296,230        833,077        888,691
                                     _____________  _____________  _____________  _____________
     Total expenses                        891,911      1,360,149      3,574,116      4,084,002
                                     _____________  _____________  _____________  _____________
Loss before extraordinary items            (38,384)      (287,758)      (528,060)      (842,534)
                                     _____________  _____________  _____________  _____________
Extraordinary gain:
 Disqualified interest                           -              -      1,472,841              -
 Debt forgiveness                          999,146              -        999,146              -
                                     _____________  _____________  _____________  _____________
  Net income (loss)                     $  960,762     $ (287,758)    $1,943,927     $ (842,534)
                                     =============  =============  =============  =============
  Net loss per limited partnership
   unit before extraordinary gain       $    (1.65)    $   (15.28)    $   (22.72)    $   (44.75)
                                     _____________  _____________  _____________  _____________
  Income per limited partnership
   unit from extraordinary gain         $    42.98     $        -     $   106.34     $        -
                                     _____________  _____________  _____________  _____________
  Net income (loss) per limited
   partnership unit                     $    41.33     $   (15.28)    $    83.63     $   (44.75)
                                     =============  =============  =============  =============
  Weighted average limited
   partnership units outstanding            23,245         18,826         23,245         18,826
                                     =============  =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                     INCOME GROWTH PARTNERS, LTD. X
                   (A California Limited Partnership)
                        STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended September 30
                             (UNAUDITED)
                                                      1995         1994
                                                  ___________  ___________
Cash flows from operating activities:
  Net tenant revenues                              $3,046,056   $3,239,481
  Security deposits (refunded) retained               (39,963)      (1,562)
  Cash paid to suppliers and employees             (2,479,202)  (1,716,888)
  Interest received                                         -        1,987
  Interest paid                                    (1,418,215)  (1,480,576)
                                                  ___________  ___________
    Net cash (used in) provided by
     operating activities                            (891,324)      42,442
                                                  ___________  ___________
Cash flows from financing activities:
  Sale of Partnership Class A Units                 2,019,241            -
  Principal payments under mortgage debt             (461,847)      (8,250)
  Amounts due to affiliates, net                      (17,028)      41,641
                                                  ___________  ___________
Net cash provided by financing activities           1,540,366       33,391
                                                  ___________  ___________
Net increase in cash                                  649,042       75,883

Cash and cash equivalents at beginning of period      180,696      118,281
                                                  ___________  ___________
Cash and cash equivalents at end of period        $   829,738  $   194,114
                                                  ===========  ===========
Reconciliation of net income (loss) to net cash
 (used in) provided by operating activities:
Net income (loss)                                 $ 1,943,927  $  (842,534)
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating
 activities:
  Depreciation and amortization                       833,077      888,691
  Extraordinary gains                              (2,471,987)           -
  Other, primarily changes in
   other assets and liabilities                    (1,196,341)      (3,715)
                                                  ___________  ___________
  Net cash (used in) provided by
   operating activities                           $  (891,324) $    42,442
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                     INCOME GROWTH PARTNERS, LTD. X
                   (A California Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS
                         September 30, 1995
                             (UNAUDITED)

1.     Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements of Income Growth Partners, Ltd. X (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1994 filed on Form 10K. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partner, necessary for a fair presentation of the financial condition, results of operations and cash flows for periods presented. However, these results are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Partnership's continuing high levels of mortgage indebtedness, there are significant uncertainties relating to the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein.

2.      Activities of the Partnership

In January, 1994, the Partnership filed a voluntary petition for relief under Chapter 11 of the United States Code. Under Chapter 11, the Partnership continued to conduct its business under the supervision of the court until May 2, 1995, when the court confirmed the Partnership's plan of Reorganization (the "Plan") and the Partnership emerged from bankruptcy. Under Chapter 11, certain claims against the Partnership in existence prior to the filing were stayed while the Partnership continued operations as a debtor-in-possession. These claims, which totaled $32,181,911 are reflected in the December 31, 1994 balance sheet as "Liabilities subject to compromise," as required under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Disposition of these obligations is outlined in the Plan and reflected in the interim financial statements.

Pursuant to SOP 90-7, the Partnership did not qualify for Fresh-Start Reporting because the holders of existing voting shares immediately before confirmation retained more than 50% of the voting shares of the emerging entity. According to section 41 of SOP 90-7, Entities emerging from Chapter 11 that do not meet the criteria for Fresh-Start Reporting should report liabilities compromised by a confirmed plan at present values of amounts to be paid, determined at appropriate current interest rates, and forgiveness of debt, if any, should be reported as an extraordinary item. Accordingly, during the second quarter the Partnership recorded an extraordinary item listed as Gain on Disqualified Interest in the amount of $1,472,841 due to the reversal of previously accrued interest that was disqualified by the Plan.

As of the effective date of the Plan, the Partnership had received between $1,400,000 and $1,900,000 in cash for Class A Partnership Units. Accordingly, under the provisions of the Plan, the Partnership was allowed to retain ownership of the Mission Park and Shadowridge Meadows properties, but not the Margarita Summit property. The offering was closed effective June 30, 1995.

The Partnership cured and reinstated the loans on the Mission Park and Shadowridge Meadows properties with payments to the lenders of $344,534 and $556,144 respectively. The payment to the lender on the Mission Park property was made as a full cure and reinstatement of the existing note in accordance with the Plan and was applied against all qualified accrued interest based on the non-default contract rate of interest in the note. The lender was not entitled to any default interest, penalties, or late fees or charges as a result of the bankruptcy proceedings. The remaining principal balance after this loan was cured and reinstated was $12,316,258.

The $556,144 payment to the lender on the Shadowridge Meadows property was a full cure and reinstatement of the loan and buydown of the amortization term of the loan from 20 years to 30 years in accordance with the provisions of the Plan and the existing Loan Modification Agreement in effect on this property. Of the $556,144 paid to the lender, $476,144 was applied towards reducing the principal balance of the loan, and the difference was applied towards the lender's fees in accordance with the Plan. The remaining loan balance after the buydown payment was approximately $9,816,119.

Since the Partnership was unable to retain ownership of Margarita Summit under the terms of the Plan, it did not cure and reinstate this loan or pay the claim for past due real estate taxes on this property. On May 18, 1995 the Partnership stipulated to the appointment of a receiver to take over the day-to-day operations of the property, while the lender completed foreclosure proceedings. Title to Margarita Summit was held by the Partnership until the lender completed foreclosure proceedings on August 1, 1995. The accompanying financial statements include internal results of operations for Margarita Summit through May 1995 and external operations as reported by the receiver for the months of June and July. The lender received all cash collateral generated by Margarita Summit during receivership. Additionally, the accompanying financial statements reflect the elimination of the mortgage debt, land, and building and improvements related to Margarita Summit. As part of the foreclosure transaction, the Partnership recorded an extraordinary gain related to forgiveness of debt of approximately $999,000.

In June 1995 the Partnership paid the County of San Diego $19,397 to be used in conjunction with $70,715 they were holding in suspense to completely satisfy the defaulted property tax claim on Mission Park for the 1992 assessment. The outstanding 1993 assessment of $154,133 will continue to accrue interest at a rate of 7% per year until paid off in accordance with the Plan. The Partnership also paid all approved undisputed priority claims and unsecured claims in accordance with the Plan.

3.      Contingencies

Activities of the General Partner

The general partner of the Partnership also serves as the general partner in several other real estate partnerships. To the extent that the operation of these partnerships requires significant financial resources of the general partner or adversely affects the liquidity of the general partner, the general partner's ability to operate and/or manage the affairs of the Partnership could be impaired.

Property Leverage Levels

The Partnership Agreement permitted acquisition debt in amounts of up to 80 percent of the purchase price of properties, but required that such debt be reduced to no more than 40 percent of the aggregate purchase price of the properties as offering proceeds from the sale of Original Units were received. As a result of less than anticipated Original Unit sales, the Partnership has been unable to reduce its mortgage debt to 40 percent. The aggregate indebtedness on the Partnership's two remaining properties was approximately 71 percent of their purchase prices as of September 30, 1995. Therefore, mortgage principal would have to be reduced by approximately $9.6 million to comply with the terms of the Partnership Agreement.

Loan Defaults

Effective May 2, 1995 the Partnership cured and reinstated the loans on the Mission Park and Shadowridge Meadows properties. As contemplated by the Plan, the lender on Margarita Summit foreclosed on the property on August 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto filed herewith.

a.      Liquidity and Capital Resources

Historically, the Partnership was dependent upon proceeds from the sale of Original Units to meet its obligations, including debt service requirements. In 1992 the Partnership discontinued sales of Original Units, and between 1992 and 1995 the Partnership's primary source of liquidity has been from cash generated from operations. On May 2, 1995, the Partnership's Plan of Reorganization became effective and by June 30, 1995, the Partnership had received approximately $2,020,000 in additional capital to fund the Plan. After paying the creditors as outlined in the Plan, the partnership retained approximately $700,000 from the proceeds of the new offering in a cash reserve account to provide liquidity for short term negative cash flows.

The Partnership is highly sensitive to interest rates because the properties remain highly leveraged, and the interest charges on the Partnership's debt adjust monthly with the 11th District Cost of Funds Index. Between May 1994 and November 1995, increases in the 11th District Cost of Funds Index totaling 1.482% have been announced. If the 11th District Cost of Funds index continues to increase more rapidly than projected, and the Partnership is unable to raise rents at the properties to cover the increased debt service payments, the Partnership may have to fund shortfalls from reserves, attempt to restructure the existing loans, or risk losing one or both of the remaining properties.

Due to this high sensitivity to variable interest rates, the partnership is currently pursuing refinancing opportunities that may further stabilize the debt service on the Mission Park property. In October 1995 the partnership made a $200,000 deposit on a loan pay-off agreement with the lender on the Mission Park property in anticipation of such an opportunity.

The existing loans on Shadowridge Meadows and Mission Park are currently scheduled to expire in 1998 and 1999 respectively. The Partnership may be able to renegotiate extended loan terms with the existing lenders at that time, or the real estate and financing markets may have improved sufficiently for the Partnership to consider refinancing or selling the properties.

In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from proceeds of the new offering, the Partnership may have to take one or more alternative courses of action. The general partner would then determine, based on its analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include, the sacrifice of one or more of the properties to reduce negative cash flow, the sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

b.      Results of Operations

The Partnership had been operating the Shadowridge Meadows Apartments and Mission Park Apartments for approximately 82 months and 73 months respectively at September 30, 1995. The Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 96% and 92% respectively as of September 30, 1995, compared to 91% and 91% respectively as of September 30, 1994.

Operating expenses, excluding depreciation, amortization, and extraordinary items, for the three and nine month periods ended September 30, 1995 have decreased approximately $38,000 and $88,000 respectively compared to the same periods in 1994, primarily due to the foreclosure of the Margarita Summit property and the elimination of related operating expenses.
Interest expense also decreased for the three and nine month periods ended September 30, 1995 by approximately $375,000 and $367,000 respectively compared to the same period in 1994, primarily due to the foreclosure of the Margarita Summit property in 1995.

The Partnership has experienced frequent losses from operations primarily due to the high degree of debt service discussed previously. Management estimates that the Partnership may experience continued operating losses in the future unless debt service can be restructured or reduced.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information from note 2 of the financial statements above regarding the bankruptcy proceedings is incorporated herein by this reference. On January 26, 1994, a legal proceeding was brought against the Partnership based on allegations that the Partnership was in default on the loan secured by the Mission Park Apartments. This proceeding was stayed by the bankruptcy, and effectively ended when the Partnership cured and reinstated the loan on the Mission Park Apartments on May 2, 1995 pursuant to the Partnership's Plan of Reorganization.

As anticipated in the Partnership's Plan, on May 10, 1995, the lender on the Margarita Summit property filed a Complaint for Unified Judicial Foreclosure; For Specific Performance of Assignment of Rents Provision; For Appointment of a Receiver; and For Injunctive Relief in the Superior Court of the State of California, County of Riverside, in order to start the foreclosure process on Margarita Summit, and appoint a receiver to take over operations of the property. On May 18, 1995 the court approved a Stipulation and Order for the Appointment of a Receiver. The lender completed a non-judicial foreclosure by trustee's sale on August 1, 1995, effectively ending this litigation.

There are no other pending legal proceedings which may have a material adverse effect on the Partnership. However, the Partnership is involved in small claims court proceedings against certain present or former tenants of its apartment complexes with regard to landlord-tenant matters, all of which are considered to be in the ordinary course of its business.

Item 2. Changes in Securities

The information contained in the Partnership's Second Amended Disclosure Statement to Debtor's Second Amended Plan of Reorganization, As Revised and Offering Memorandum for Class A Units from Exhibit 2.2 of the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 is incorporated herein by this reference.

The Partnership made its first withdrawal from the Class A Units escrow account on April 28, 1995 pursuant to its Plan of Reorganization. This activated the 7,407 pending Class A Units at that time. The offering of Class A Units closed on June 30, 1995 by which time the partnership had received approximately $2,020,000 for the purchase of approximately 8,090 Class A Units.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The information contained in the Partnership's Second Amended Disclosure Statement to Debtor's Second Amended Plan of Reorganization, As Revised and Offering Memorandum for Class A Units from Exhibit 2.2 of the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 is incorporated herein by this reference. Along with the Disclosure Statement and Offering Memorandum, the existing limited partners received an Equity Interest Holder Ballot for Accepting or Rejecting Debtor's Second Amended Plan of Reorganization ("Ballot"). A copy of this Ballot was contained in Exhibit 2.2 on sequentially numbered page 217 therein. Pursuant to the Bankruptcy Code, it was requested that the existing equity interest holders complete the Ballot and return it to the Partnership's attorneys by February 1, 1995.

By February 1, 1995 the Partnership's attorneys had received completed Ballots from approximately 17% of the 18,826.5 holders of Original Partnership Units. Of the votes received, approximately 89.2% of the unitholders voted to accept the Plan, and 10.8% voted to reject the Plan.

There were no other matters submitted to a vote of the holders of Limited Partnership Interests, through solicitation of proxies or otherwise, during the first three quarters of 1995.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                     INCOME GROWTH PARTNERS, LTD. X

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1995


                       INCOME GROWTH PARTNERS, LTD. X,
                       a California Limited Partnership

                       By:  Income Growth Management, Inc.
                            General Partner



                            By:  Timothy C. Maurer
                                 _______________________________
                                 Timothy C. Maurer
                                 Principal Financial Officer AND
                                 Duly Authorized Officer of the Registrant

                             EXHIBIT INDEX

                                                             Sequentially
Exhibit No.                  Description                     Numbered Page
___________  ______________________________________________  _____________

   11.2      Weighted Average Partnership Units Calculation       14

EXHIBIT 11.2
Weighted Average Partnership Units Calculation

Limited Partnership units outstanding at 12/31/94                   18,826

                                               Months
Additional Class A Units:                    Outstanding  Weighted
                                             ___________  ________
Issued and outstanding 1/1/95-4/30/95      0      9              0
Issued and outstanding 5/1/95-5/31/95  7,407      5         37,035
Issued and outstanding 6/1/95-6/30/95    683      4          2,732
                                                          ________
                                                            39,767

Divided by nine months in period                                     4,419
Weighted average partnership units outstanding at 9/30/95           23,245
                                                                    ======