Form 10-K
period 1995-12-31
INCOME GROWTH PARTNERS LTD X
filed 1996-04-01
CIK 830051

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED
 DECEMBER 31, 1995
                                   OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from______to______

Commission File Number     0-18528

     INCOME GROWTH PARTNERS, LTD. X, A CALIFORNIA LIMITED PARTNERSHIP
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

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:
                       LIMITED PARTNERSHIP INTERESTS
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus dated January 3, 1991, incorporated by reference as Exhibit 28.1 from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (incorporated into Parts I-III herein).

Letter regarding resignation of a General Partner, incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993 (incorporated into Part III herein).

Exhibit 2.2 from the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (incorporated into Parts I-III herein) containing the following documents:

   Second Amended Disclosure Statement to Debtor's Second Amended Plan of Reorganization, As Revised (with Second Amended Plan of Reorganization attached as Exhibit 1) filed with the Bankruptcy Court on October 25, 1994;

   Order Approving Second Amended Disclosure Statement to Debtor's Second Amended Plan of Reorganization, Approving Ballots and Fixing Dates for Filing Acceptances or Rejections of Plan and for Confirmation Hearing, Combined with Notice Thereof;

   Equity Interest Holder Ballot for Accepting or Rejecting Debtor's Second Amended Plan of Reorganization;

   Offering Memorandum for Income Growth Partners, Ltd. X Class A Units dated October 27, 1994 (with Amended and Restated Agreement of Limited Partnership attached as Exhibit B).

Articles of Incorporation of IGP X Mission Park, Inc., incorporated by reference as Exhibit 3.1 from the Partnership's Current Report on Form 8-K dated December 27, 1995 (incorporated into Part III herein).

Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., A California Limited Partnership, incorporated by reference as Exhibit 4.3 from the Partnership's Current Report on Form 8-K dated December 27, 1995 (incorporated into Part III herein).

                                  OUTLINE


Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Market for Registrant's Units and Related Security Holder Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 8.  Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                  PART I
Item 1.  Business

Information regarding the general development of the business of Income Growth Partners, Ltd. X, a California Limited Partnership (the "Limited Partnership") is hereby incorporated herein by this reference from pages 20-31 (under the captions "Partnership Investment Objectives and Policies" and "Real Estate Property Investments") of the Limited Partnership's Prospectus dated January 3, 1991 (the "Prospectus"), incorporated herein by reference as Exhibit 28.1 from the Limited Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992; and from pages 15-17 of the Limited Partnership's Offering Memorandum for Class A Units dated October 27, 1994 from Exhibit 2.2 of the Limited Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994, as supplemented by the following:

(a) Current Principal Balances of Loans Encumbering Properties

        Property                          Balance as of December 31, 1995

Shadowridge Meadows Apartments                      $ 9,766,935
Mission Park Apartments                             $10,200,000

As previously reported, on January 26, 1994 the Limited Partnership filed a voluntary petition (the "Chapter 11 filing") in the United States Bankruptcy Court for the Southern District of California (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Throughout 1994 and until May 2, 1995 the Limited Partnership operated as a debtor-in-possession under the supervision of the Bankruptcy Court.

During 1995 the Limited Partnership raised approximately $2,025,000 in additional capital from existing investors in the form of Class A Units to satisfy its court confirmed Plan of Reorganization ("Plan"). The offering was closed effective June 30, 1995. The Class A Units were offered pursuant to exemptions from the registration requirements of the Securities Act of 1933 and applicable states' securities laws. On October 27, 1994 the Limited Partnership released an Offering Memorandum for the Class A Units which contained an Amended and Restated Agreement of Limited Partnership ("Partnership Agreement"). A copy of the Disclosure Statement and Offering Memorandum are incorporated herein by this reference from
Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

The Limited Partnership emerged from bankruptcy effective May 2, 1995 and paid its creditors in accordance with the Plan. As part of the Limited Partnership's Plan of Reorganization the Limited Partnership cured and reinstated the loans on the Mission Park and Shadowridge Meadows properties with payments to the lenders of $344,534 and $556,144 respectively. The payment to the lender on the Mission Park property was made as a full cure and reinstatement of the existing note in accordance with the Plan and was applied against all qualified accrued interest based on the non-default contract rate of interest in the note. The lender was not entitled to any default interest, penalties, or late fees or charges as a result of the bankruptcy proceedings. The remaining principal balance after this loan was cured and reinstated was $12,316,258.

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

Since the Limited Partnership was unable to retain ownership of Margarita Summit under the terms of the Plan, it did not cure and reinstate this loan or pay the claim for past due real estate taxes on this property. On May 18, 1995 the Limited Partnership stipulated to the appointment of a receiver to take over the day-to-day operations of the property, while the lender completed foreclosure proceedings. Title to Margarita Summit was held by the Limited Partnership until the lender completed foreclosure proceedings on August 1, 1995. The accompanying financial statements include internal results of operations for Margarita Summit through May 1995 and external operations as reported by the receiver for the months of June and July. The lender received all cash collateral generated by Margarita Summit during receivership. Additionally, the accompanying financial statements reflect the elimination of the mortgage debt, land, and building and improvements related to Margarita Summit. As part of the foreclosure transaction, the Limited Partnership recorded an extraordinary gain related to forgiveness of debt of approximately $999,000.

In December 1995 the Limited Partnership refinanced its Mission Park property to take advantage of an opportunity to pay off the existing $12.3 million loan on the property for the discounted amount of $10.2 million, pursuant to a Loan Pay-off Agreement with the existing lender. This effectively created approximately an additional $2 million in equity in the property, and lowered the monthly debt service payments on the property by approximately $20,000 to approximately $73,000 per month. With this new financing, the property generates a positive cash flow, and is in a much better position to meet its ongoing financial obligations. As part of the refinancing, it was necessary for the Limited Partnership to pay off the remaining past-due property taxes on Mission Park of approximately $152,350.

In order to complete the refinancing, the Limited Partnership contributed certain assets including the Mission Park Apartments to a new limited partnership called IGP-X Mission Park Associates, L.P. (the "Subsidiary") in exchange for an interest in the Subsidiary. As discussed in the Registrant's Form 8-K dated December 27, 1995, incorporated herein by this reference, the newly formed Subsidiary is separate and distinct from the Limited Partnership, having separate assets, liabilities, and business operations. The Limited Partnership and Subsidiary are collectively referred to as the "Partnership."

Under Chapter 11, certain claims against the Limited Partnership in existence prior to the filing were stayed while the Limited Partnership continued operations as a debtor-in-possession. These claims, which totaled $32,181,911 are reflected in the December 31, 1994 balance sheet as "Liabilities subject to compromise," as required under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Disposition of these obligations is outlined in the Plan and reflected in the 1995 financial statements.

Reorganization items include income and expenses that were realized or incurred by the Limited Partnership as a result of reorganization under the Bankruptcy Code.

Pursuant to SOP 90-7, the Limited Partnership did not qualify for Fresh-Start Reporting because the holders of existing voting shares immediately before confirmation retained more than 50% of the voting shares of the emerging entity. According to section 41 of SOP 90-7, Entities emerging from Chapter 11 that do not meet the criteria for Fresh-Start Reporting should report liabilities compromised by a confirmed plan at present values of amounts to be paid, determined at appropriate current interest rates, and forgiveness of debt, if any, should be reported as an extraordinary item. Accordingly, during 1995 the Partnership recorded an extraordinary reorganization item listed as Gain on forgiveness of debt in the amount of $2,432,394 related to the reversal of previously accrued interest that was disqualified by the Plan, and gain resulting from the forgiveness of debt related to the Margarita Summit foreclosure. The Partnership also recorded a $2,013,625 extraordinary Gain on forgiveness of debt, unrelated to the reorganization, due to a mortgage obligation forgiven by the previous lender on the Mission Park property.

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

(b) Operating Information for Partnership Properties

                      Average Effective Annual Rent         Average Annual
Fiscal Year             Per Occupied Square Foot*           Occupancy Rate*
___________           _____________________________         ______________

                      SHADOWRIDGE MEADOWS APARTMENTS

1991                             $7.80                            93%
1992                             $8.40                            90%
1993                             $7.94                            91%
1994                             $8.04                            91%
1995                             $8.08                            94%

                         MISSION PARK APARTMENTS

1991                             $9.24                            96%
1992                             $9.24                            95%
1993                             $9.48                            94%
1994                             $9.04                            93%
1995                             $9.10                            93%


* "Average Effective Annual Rent" is calculated by dividing actual rental revenues by average number of occupied square feet of rentable space. Average number of occupied square feet is calculated by multiplying total rentable square feet by the average annual occupancy rate. "Average Annual Occupancy Rate" reflects the average for the year of all average monthly occupancies.

 (c) Market Area Occupancy Rates - Based on information obtained from sources deemed reliable by the Partnership, the average occupancy rates of residential rental properties in the respective market areas in which the Partnership's properties are located were as follows, as of the dates indicated:

                                           MARKET AREA OCCUPANCY RATE
PROPERTY            MARKET AREA       DECEMBER 31, 1994  DECEMBER 31, 1995
________            ___________       _________________  _________________

Shadowridge         Vista, California         90%                94%
Meadows Apartments

Mission Park        San Marcos,               93%                93%
Apartments          California

(d) Employees of the Partnership - The Partnership has no full-time employees. Employees of corporations affiliated with the general partners, however, perform certain administrative and other services on behalf of the Partnership.

Item 2.  Properties

As of the date hereof, the Partnership owns the properties referred to in
Item 1 above. The information regarding such properties set forth in Item 1 is incorporated herein by this reference.

Item 3.  Legal Proceedings

The information from Item 1, subsection (a) above regarding the bankruptcy proceedings is incorporated herein by this reference. On January 26, 1994, a legal proceeding was brought against the Limited Partnership based on allegations that the Limited Partnership was in default on the loan secured by the Mission Park Apartments. This proceeding was stayed by the bankruptcy, and effectively ended when the Limited Partnership cured and reinstated the loan on the Mission Park Apartments on May 2, 1995 pursuant to the Limited Partnership's Plan of Reorganization.

As anticipated in the Limited Partnership's Plan, on May 10, 1995, the lender on the Margarita Summit property filed a Complaint for Unified Judicial Foreclosure; For Specific Performance of Assignment of Rents Provision; For Appointment of a Receiver; and For Injunctive Relief in the Superior Court of the State of California, County of Riverside, in order to start the foreclosure process on Margarita Summit, and appoint a receiver to take over operations of the property. On May 18, 1995 the court approved a Stipulation and Order for the Appointment of a Receiver. The lender completed a non-judicial foreclosure by trustee's sale on August 1, 1995, effectively ending this litigation.

There are no other pending legal proceedings which may have a material adverse effect on the Partnership. However, the Partnership is involved in small claims court proceedings against certain present or former tenants of its apartment complexes with regard to landlord-tenant matters, all of which are considered to be in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Securities Holders

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

There were no other matters submitted to a vote of the holders of Limited Partnership Interests, through solicitation of proxies or otherwise, during 1995.

                                  PART II

Item 5.  Market for Registrant's Units and Related Security Holder Matters

(a) Market Information

As of December 31, 1995 the outstanding securities of the Partnership were the Original Units and Class A Units held by the Limited Partners. The Partnership's Amended and Restated Agreement of Limited Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b) Holders

As of December 31, 1995, the Partnership's 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 2,078 Limited Partners.

(c) Rescission Offer

Information regarding a rescission offer made by the Limited Partnership with respect to certain of the Original Units is incorporated herein by this reference from pages 10-11 of the Prospectus (under the caption "Rescission Offer").

(d) Dividends

As a limited partnership, the Partnership does not pay dividends, nor has the Partnership made any distributions to the Limited Partners for the fiscal year covered by this report or for any prior fiscal year.

The general partners anticipate that Partnership operations may generate sufficient cash to enable the Partnership to make distributions to the partners at some time during the life of the Partnership, but such distributions cannot be assured at this time. Since the Partnership has issued approximately 8,100 preferred Class A Units, if any cash becomes available for distributions, these distributions would first be allocated to paying the priority return on the Class A Units. The ability of the Partnership to make any distributions is largely dependent on future income, expenses, debt service, and operating reserves. The Partnership is currently rebuilding its operating reserve accounts with any positive cash flow from operations in anticipation of future costs associated with refinancing or selling the Shadowridge Meadows Apartments in 1998.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Financial Statements and the related Notes described in Item 8 herein:


                 Income Growth Partners, Ltd. X and Subsidiary (A California Limited Partnership)

                                       1995            1994            1993            1992            1991
                                    ____________    ____________    ____________    ____________    ____________
Total revenues                      $ 3,896,384     $ 4,344,717     $ 4,418,407     $ 4,393,944     $ 4,348,840
Extraordinary gain on forgiveness
  of debt                             4,446,019              -               -               -               -
Net income (loss)                     3,757,729      (5,322,740)     (2,550,654)     (2,526,354)     (5,233,126)
Total assets                         22,153,868      28,945,057      33,954,409      35,272,654      37,209,311
Long-term obligations                19,966,935      29,426,708      29,678,456      29,991,066      30,013,501
Net income (loss) per limited
  partnership unit before
  extraordinary gain                     (28.48)        (282.73)        (135.49)        (134.13)        (301.15)
Net income (loss) per limited
  partnership unit after
  extraordinary gain                     155.53         (282.73)        (135.49)        (134.13)        (301.15)

To date there have been no cash distributions to partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto filed herewith. See the discussion in Item 1, subsection (a) regarding the bankruptcy proceedings and refinancing of the Mission Park Property. The information set forth in Item 1 is incorporated herein by this reference.

Liquidity and Capital Resources

Historically, the Limited Partnership was dependent upon proceeds from the sale of Original Units to meet its obligations, including debt service requirements. In 1992 the Limited Partnership discontinued sales of Original Units, and between 1992 and 1995 the Limited Partnership's primary source of liquidity has been from cash generated from operations. On May 2, 1995, the Limited Partnership's Plan of Reorganization became effective and after all fundraising efforts were complete, the Limited Partnership had received approximately $2,025,000 in additional capital from Class A Unit sales to fund the Plan. After paying the creditors as outlined in the Plan, the Limited Partnership set aside a portion of remaining proceeds of the new offering in a cash reserve account to provide liquidity for short term negative cash flows. In December 1995 the Partnership successfully refinanced the Mission Park Property as discussed in Item 1 above and in the Registrant's Form 8-K dated December 27, 1995. In order to complete the refinancing the Partnership had to use cash reserves to pay off the outstanding past-due property taxes and cover loan origination fees and refinancing costs. As of December 31, 1995 the Partnership had approximately $153,735 in cash and cash equivalents.

Although the Partnership successfully refinanced its Mission Park property at a fixed annual interest rate of 7.76%, it remains sensitive to interest rates because the Shadowridge Meadows property remains highly leveraged. The interest rate on the Shadowridge Meadows mortgage adjusts monthly with the 11th District Cost of Funds Index. Between May 1994 and March 1996, increases in the 11th District Cost of Funds Index totaling 1.404% have been announced. If the 11th District Cost of Funds index continues to increase more rapidly than projected, and the Partnership is unable to raise rents at Shadowridge Meadows to cover the increased debt service payments, the Partnership may have to fund shortfalls from reserves. Furthermore the existing loan on Shadowridge Meadows is currently scheduled to expire in July 1998. If the real estate and financing markets have not improved sufficiently for the Partnership to refinance this property by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

Net cash provided by (used in) operating activities before reorganization items in 1995 was approximately ($1,080,024) compared to net cash provided by operating activities of $568,338 and $191,735 in 1994 and 1993 respectively. The principal reason for the difference between net cash used in operating activities in 1995 and net cash provided by operating activities in 1994 was the cash used to fund the Partnership's Plan of Reorganization and refinance the Mission Park Property in 1995. The principal reason for the increase in cash provided by operating activities between 1994 and 1993 was the decrease in interest paid to lenders on the Partnership's properties during 1994 due to debt service payments that were missed and/or reduced as a result of bankruptcy proceedings and the cash collateral stipulations with the lenders. This increase in 1994 cash flow was partially offset by the payment of professional fees related to the bankruptcy proceedings of approximately $254,175.

Mortgage indebtedness during 1995 remained high, despite the Partnership's success at curing and reinstating the loans, disqualifying penalty interest and fees, making principal reduction payments, and obtaining debt forgiveness from refinancing. This mortgage indebtedness makes it difficult for the properties to service their debt through Partnership operations.

In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from proceeds of the new offering, the Partnership may have to take one or more alternative courses of action. The general partners would then determine, based on their analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include, the sacrifice of one or more of the properties to reduce negative cash flow, the sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

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

Results of Operations

1995 and 1994

The Partnership had been operating the Shadowridge Meadows Apartments and Mission Park Apartments for approximately 85 months and 76 months respectively at December 31, 1995. As of December 31, 1995, the
Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 96 percent and 92 percent respectively.

The Partnership continued to stabilize its properties in 1995, although it lost the Margarita Summit property and may experience negative cash flows from its Shadowridge Meadows property in the future. In the past, the Partnership experienced a net loss from operations primarily due to the high degree of debt service discussed previously. Although the Mission Park property has stabilized, management estimates that the Partnership may experience operating losses from Shadowridge Meadows in the future unless the mortgage indebtedness balance (and related interest expense burden) is permanently reduced and/or restructured.

Since the properties remain highly leveraged, earnings from operations are sensitive to changes in debt service. Although the Partnership was recently able to refinance the Mission Park property with fixed rate financing, the debt service on the Shadowridge Meadows property continues to vary with changes in interest rates. However, earnings are also sensitive to changes in rental income resulting from inflation or other market factors. Generally, increasing interest rates indicate impending inflation, so any decreases in earnings resulting from higher interest rates may be partially offset by increased rental income.

Operating revenues for the year ended December 31, 1995 decreased by approximately $448,333 compared to the year ended December 31, 1994 primarily due to the loss of revenues generated by the Margarita Summit property in 1995. Depreciation and amortization also decreased approximately $269,980 in 1995 due to the loss of Margarita Summit.

Interest expense decreased approximately $468,688 primarily due to the loss of Margarita Summit, and the reduced loan balances resulting from the bankruptcy.

During 1995 the Partnership recorded an extraordinary reorganization item listed as Gain on forgiveness of debt in the amount of $2,432,394 related to the reversal of previously accrued interest that was disqualified by the Plan, and gain resulting from the forgiveness of debt related to the Margarita Summit foreclosure. The Partnership also recorded a $2,013,625 extraordinary Gain on forgiveness of debt, unrelated to the reorganization, due to a mortgage obligation forgiven by the previous lender on the Mission Park property

1994 and 1993

The Partnership had been operating the Shadowridge Meadows Apartments, Mission Park Apartments, and Margarita Summit Apartments for approximately 73 months, 64 months, and 58 months respectively, at December 31, 1994. As of December 31, 1994, the Shadowridge Meadows Apartments, Mission Park Apartments, and Margarita Summit Apartments reflected occupancy rates of 87 percent, 94 percent, and 92 percent, respectively.

The Partnership experienced improved earnings from operations in 1994 (excluding depreciation and amortization, write down of buildings, and reorganization items), but also incurred reorganization costs of approximately $254,175. In the past, the Partnership experienced a net loss from operations primarily due to the high degree of debt service discussed previously.

Operating revenues for the year ended December 31, 1994 decreased by approximately $73,690 compared to the year ended December 31, 1993 primarily as a result of a continued decrease in rental revenues. The Partnership has had to continue to offer rental incentives at its properties in order to compete with other properties and maintain occupancy.

Interest expense decreased approximately $1,330,784, principally as a result of default interest on the Mission Park loan that was due in accordance with the terms of the debt, and required to be recorded as of year end 1993. The bankruptcy proceedings later disqualified the penalty interest that was expensed in 1993. Operating expenses decreased approximately $110,125 in 1994 compared to 1993 levels primarily due to decreased property taxes and property management fees.

Item 8.  Financial Statements and Supplementary Data

               INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                    (A California Limited Partnership)


                    REPORT OF INDEPENDENT ACCOUNTANTS



Income Growth Partners, Ltd. X,
    a California limited partnership


We have audited the consolidated financial statements and the financial statement schedule of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (collectively, the "Partnership") listed in Item 14(a) of this Form 10-K.
These financial statements and financial statement schedule are the responsibility of the general partners and the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and subsidiary as of December 31, 1995 and 1994 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in January 1994. The Partnership filed a Plan of Reorganization in the United States Bankruptcy Court in October 1994 which was confirmed by the Bankruptcy Court in March 1995, and became effective in May 1995. Although the Partnership has successfully emerged from bankruptcy, the continuation of their business as a going concern is contingent upon, among other things, the Partnership's ability to maintain compliance with all debt covenants under the current financing arrangements, and achieve satisfactory levels of future earnings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                     /s/Coopers & Lybrand L.L.P.


San Diego, California
February 20, 1996

               INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                    (A California Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994
                                                     1995         1994
                                                  ___________  ___________
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 9,378,607
  Buildings and improvements                       23,410,664   32,385,377
                                                  ___________  ___________
                                                   31,189,029   41,763,984
  Less accumulated depreciation and impairments    (9,735,490) (13,240,165)
                                                  ___________  ___________
                                                   21,453,539   28,523,819
                                                  ___________  ___________
Other assets:
  Cash and cash equivalents                           153,735      180,696
  Prepaid expenses and other assets                   546,594      240,542
                                                  ___________  ___________
                                                      700,329      421,238
                                                  ___________  ___________
                                                  $22,153,868  $28,945,057
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities not subject to compromise:
  Accounts payable and accrued liabilities        $   131,169  $   537,684
  Accrued interest payable                             58,506            -
  Security deposits                                   165,201      207,875
  Mortgage loans payable                           19,966,935            -
  Loan payable to affiliate                           102,000            -

Liabilities subject to compromise:
  Accounts payable and accrued liabilities                  -      934,979
  Accrued interest payable                                  -    1,803,196
  Due to affiliates                                         -       17,028
  Mortgage Loans Payable                                    -   29,426,708
                                                  ___________  ___________
                                                   20,423,811   32,927,470
Commitments
Partners' capital (deficit)                         1,740,057   (3,972,413)
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $22,153,868  $28,945,057
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                       (A California Limited Partnership)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Years Ended December 31, 1995, 1994 and 1993
                                                         1995           1994           1993
                                                    _____________  _____________  _____________
Revenues:
  Rents                                                $3,663,206     $4,130,693     $4,210,435
  Interest                                                 31,714          2,843          4,843
  Other                                                   201,464        211,181        203,129
                                                    _____________  _____________  _____________
      Total revenues                                    3,896,384      4,344,717      4,418,407
                                                    _____________  _____________  _____________
Expenses:
  Operating expenses                                    2,005,969      2,195,909      2,306,034
  Depreciation and amortization                           931,342      1,201,322      1,216,192
  Interest and penalties                                1,647,363      2,116,051      3,446,835
  Write down of land and building                              -       3,900,000             -
                                                    _____________  _____________  _____________
      Total expenses                                    4,584,674      9,413,282      6,969,061
                                                    _____________  _____________  _____________
Loss before reorganization item                          (688,290)    (5,068,565)    (2,550,654)

Reorganization item, professional fees                         -         254,175             -
                                                    _____________  _____________  _____________

Loss before extraordinary item                           (688,290)    (5,322,740)    (2,550,654)

Extraordinary item:
  Gain on forgiveness of debt                           4,446,019             -              -
                                                    _____________  _____________  _____________
Net income (loss)                                      $3,757,729    $(5,322,740)   $(2,550,654)
                                                    =============  =============  =============

Loss per limited partnership unit before
  extraordinary gain                                      $(28.48)      $(282.73)      $(135.49)
                                                    =============  =============  =============
Extraordinary gain per limited partnership unit           $184.01       $     -        $     -
                                                    =============  =============  =============
Net income (loss) per limited partnership unit            $155.53       $(282.73)      $(135.49)
                                                    =============  =============  =============
Weighted average limited partnership units                 24,161         18,826         18,826
                                                    =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                    INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                         (A California Limited Partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
               For the Years Ended December 31, 1995, 1994, and 1993

                                                  Limited Partners
                                                  ________________
                                                                Class A
                                    General       Original      Original
                                    Partners      Partners      Partners       Total
                                  ____________  ____________  ____________  ____________
Balance, December 31, 1992         $(1,807,755)   $5,708,736    $       -     $3,900,981

Net Loss                              (382,598)   (2,168,056)           -     (2,550,654)
                                  ____________  ____________  ____________  ____________

Balance, December 31, 1993          (2,190,353)    3,540,680            -      1,350,327

Net Loss                            (1,782,060)   (3,540,680)           -     (5,322,740)
                                  ____________  ____________  ____________  ____________

Balance, December 31, 1994          (3,972,413)           -             -     (3,972,413)

Net Income                           3,757,729            -             -      3,757,729

Issuance of 8,099 Class A
partnership units, net of
issuance costs                              -             -      1,954,741     1,954,741
                                  ____________  ____________  ____________  ____________

Balance, December 31, 1995           $(214,684)   $       -     $1,954,741    $1,740,057
                                  ============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                                INCOME GROWTH PARTNERS, LTD. X
                              (A California Limited Partnership)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended December 31, 1995, 1994 and 1993

                                                               1995         1994         1993
                                                           ___________  ___________  ___________
Cash flows from operating activities:
  Net tenant revenues                                       $3,864,670   $4,341,874   $4,413,564
  Security deposits (refunded) retained                        (42,674)      (5,115)       5,165
  Cash paid to suppliers and employees,
   including fees paid to an affiliate                      (3,078,083)  (1,409,193)  (1,590,329)
  Real estate taxes paid                                      (266,794)    (298,249)    (190,860)
  Interest received                                             31,714        2,843        4,843
  Insurance proceeds received                                       -            -        41,851
  Interest paid                                             (1,588,857)  (2,063,822)  (2,492,499)
                                                           ___________  ___________  ___________
    Net cash provided by (used in) operating
     activities before reorganization item                  (1,080,024)     568,338      191,735
                                                           ___________  ___________  ___________
Operating cash flows from reorganization item:
  Professional fees                                                 -      (254,175)          -
                                                           ___________  ___________  ___________
    Net cash used by reorganization item                            -      (254,175)          -
                                                           ___________  ___________  ___________
    Net cash provided by (used in) operating activities     (1,080,024)     314,163      191,735
                                                           ___________  ___________  ___________
Cash flows from investing activities:
  Purchase of land, buildings and improvements                 (98,273)          -       (11,243)
  Other assets                                                (273,521)          -            -
                                                           ___________  ___________  ___________
    Net cash used in investing activities                     (371,794)          -       (11,243)
                                                           ___________  ___________  ___________
Cash flows from financing activities:
  Sale of Partnership units                                  2,024,991           -            -
  Payments of issuance costs                                   (70,250)          -            -
  Principal payments under mortgage debt                      (512,856)    (251,748)    (312,610)
  Increase (decrease) in amounts due to affiliates             (17,028)          -         8,368
                                                           ___________  ___________  ___________
    Net cash provided by (used in) financing activities      1,424,857     (251,748)    (304,242)
                                                           ___________  ___________  ___________
    Net increase (decrease) in cash and cash equivalents       (26,961)      62,415     (123,750)

Cash and cash equivalents at beginning of year                 180,696      118,281      242,031
                                                           ___________  ___________  ___________
    Cash and cash equivalents at end of year               $   153,735  $   180,696      118,281
                                                           ===========  ===========  ===========

Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities:
    Net income (loss)                                      $ 3,757,729  $(5,322,740) $(2,550,654)
    Depreciation and amortization                              863,301    1,201,322    1,216,192
    Write down of land and buildings                                -     3,900,000           -
    Write off of refinancing deposit and deferred costs         67,805           -            -
    Write off of amount due from affiliate                          -            -        81,866
    Other, primarily changes in
     other assets and liabilities                           (1,322,840)     535,581    1,444,331
    Extraordinary gain on forgiveness of debt               (4,446,019)          -            -
                                                           ___________  ___________  ___________
    Net cash provided by (used in) operating activities    $(1,080,024) $   314,163  $   191,735
                                                           ===========  ===========  ===========

The accompanying notes are an integral part of the financial statements.


               INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                    (A California Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business and Basis of Presentation:

Income Growth Partners, Ltd. X (a California limited partnership) (the "Limited Partnership") was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Partnership has acquired and operates two separate apartment complexes in the Southern California area.

In January 1994, the Partnership filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for Southern District of California. Under Chapter 11, certain claims against the Partnership which were in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Partnership continued business operations as Debtor-in-Possession. These claims, which included all liabilities except for security deposits and certain accounts payable and accrued liabilities, are reflected in the December 31, 1994 balance sheet as "liabilities subject to compromise."

The statements of operations and statements of cash flows for the year ended December 31, 1994 separately discloses expenses and cash transactions, respectively, related to the Bankruptcy.

In October 1994, the Partnership filed a Plan of Reorganization (the "Plan") that was confirmed by the Bankruptcy Court in March 1995. The Partnership emerged from Chapter 11 effective in May 1995. In general, the Plan provided for resolution of all claims against the Partnership as of January 26, 1994. The amount of claims outstanding at December 31, 1994 were less than the claims filed with the Court as the result of adjustments and payments made under Court approval. To reflect the consummation of the Plan, an extraordinary gain on forgiveness of debt of approximately $1,400,000 related to pre-petition liabilities has been reflected in the accompanying consolidated financial statements. At December 31, 1995, all claims had been fully satisfied in accordance with the Plan.

The Plan proposed that the Partnership raise additional funds through an offering of Class A Units that have a preferred status over the Original Units. The total proceeds from the offering which closed in June 1995 were approximately $2 million (see Note 4).

Under the provisions of the Plan, the Partnership was allowed to retain ownership of the Mission Park and Shadowridge Meadows properties. However, the Partnership was unable to raise the required capital as of the effective date of the Plan, necessary to retain ownership of its third property, Margarita Summit (see
Note 5).

The extraordinary gain on forgiveness of debt reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995 is summarized as follows:

    Discharge of debt due to reorganization
         according to the Plan                         1,433,394
    Refinancing of Mission Park                       $2,013,625
    Foreclosure of Margarita Summit                      999,000
                                                      __________

                                                      $4,446,019
                                                      ==========


During 1995, in exchange for a 99% interest in IGP X Mission Park associates, L.P. (the "Subsidiary"), a newly formed California limited partnership, the Limited Partnership contributed certain assets on a tax free basis including a parcel of real property and improvements known as Mission Park Apartments which were recorded at cost. The newly formed Subsidiary is separate and distinct from the Limited Partnership, having separate assets, liabilities and business operations. The Limited Partnership and Subsidiary are collectively referred to as the "Partnership."

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Although the Partnership has successfully emerged from bankruptcy, such continuity of operations, realization of assets and liquidation of liabilities is contingent upon, among other things, the Partnership's ability to maintain compliance with all debt covenants and achieve satisfactory levels of future earnings. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. These uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.


2.  Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Limited Partnership and its subsidiary. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less when purchased. The carrying amount of cash equivalents approximates fair value of those instruments due to their short maturity.

Real Estate

Land, buildings and improvements are recorded at the lower of cost or net realizable value. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of 7 to 27 years.

Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from the dispositions are reported as income or expense.

During the fourth quarter of 1994, the Partnership recorded a $3,900,000 write down on its properties, based on independent appraisals or comparable market value.

Revenue Recognition

Rental revenues are recognized at the beginning of each month based on the current occupancy of the apartments. Amounts not collected by the end of the month are 100% reserved. When such amounts are collected, the reserve is reduced by a corresponding amount.

Income Taxes

No provision has been made for federal or state income taxes on the operations of the Partnership. Such taxes are imposed on the individual partners for their respective shares of Partnership income or loss. The tax returns and amounts of allocable Partnership income or loss of the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in a change in the Partnership status, or in changes to allocable Partnership income or loss, the tax liability of the Partnership or of the partners could be changed accordingly.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Supplemental Cash Flow Information:

Excluded from the consolidated statements of cash flows was the effect of certain noncash activities. The Partnership is obligated for $102,000 to an affiliate for payment of loan origination costs associated with the refinancing of the Mission Park property. The Partnership also incurred approximately $80,000 of additional debt in connection with the cure and reinstatement of the mortgage loan related to the Shadowridge Meadows property.

In August 1995, the Partnership realized an extraordinary gain of $999,000 as a result of foreclosure on the Margarita Summit property. Such gain was the difference between the carrying value of the property and the related liability of approximately $6,274,000 and $7,273,000, respectively. During 1995,
$1,433,000 of liabilities subject to compromise were discharged due to reorganization. The Partnership realized an extraordinary gain of approximately $2,014,000, representing the forgiveness of debt as a result of refinancing its Mission Park property.

4.  Activities of the Partnership:

The original partnership agreement provided that distributions of distributable cash from operations be allocated in the following order: first, 100% to the limited partners until they have received a 10% per annum noncumulative return (the "Operating Cash Preference") on their adjusted invested capital, as defined in the agreement, thereafter 90% to the limited partners and 10% to the general partners.

Additionally, net losses were generally allocated 85% to the limited partners and 15% to the general partners. Losses in excess of the limited partners' capital balances were allocated 100% to the general partners. Net income was allocated 85% to the limited partners and 15% to the general partners. Proceeds resulting from a sale upon liquidation of the Partnership would, in general, be allocated as described above, except that proceeds would first be allocated entirely to the general partners until, on a cumulative basis, they had been allocated proceeds equal to the net loss allocated solely to them and then 15% to the general partners and 85% to the limited partners until they had reached the amount of net losses previously allocated to them.

In October 1994, the original partnership agreement was amended, contingent upon the completion sale of Class A partnership units. The sale of 8,100 Class A units was successfully completed in June of 1995. The amended partnership agreement provides that cash distributions from operations are to be determined at the discretion of the general partner. After adequate working capital reserves have been met, cash distributions deemed appropriate by the general partner will be made as set forth, herein.

Pursuant to terms of the amended partnership agreement, net losses are allocated 85% to the limited partners and 15% to the general partners. Losses in excess of the limited partners' capital balances are allocated to the general partners. Net income will be allocated 100% to the general partners until the aggregate net income allocated is equal to the aggregate net losses allocated to the general partners in all previous years. The balance of net income after the initial allocation to the general partners, shall be allocated 85% to the limited partners and 15% to the general partners.

The Class A Units were offered first to existing limited partners, who had the right of first refusal to purchase as many of the new units as they wished subject to the maximum offering and the right of each existing limited partner to purchase at least the same number of Class A Units as Original Units they owned. The cost of each Class A Unit was $250 or 25% of the initial cost of Original Units. Each Class A Unit will receive a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. In addition each Class A Unit will receive a $500 bonus to be paid from excess cash flow or from liquidation proceeds. All Class A benefits will have priority over and be paid prior to distributions on Original Units. No distributions have been made to date.

The general partners or their affiliates manage and control the affairs of the Partnership and have general responsibility for supervising the Partnership's properties and operations. The general partners and affiliates are compensated for these efforts as explained in Note 6.

5.  Mortgage and Other Loans Payable:

At December 31, 1995 and 1994, mortgage and other loans payable consisted of the following:
                                                   1995          1994
                                               ____________  ____________
Mission Park - first trust deed dated
March 23, 1989, collateralized by land and
buildings and a personal guarantee of a
general partner, interest only of $102,515
payable for the first 60 months, thereafter
interest payments shall be based on the 11th
District cost of funds plus 3%, amortized
over 25 years, remaining principal and
interest due April 1999, refinanced             $        -    $12,316,258

Mission Park - first trust deed dated
December 27, 1995, collateralized by land
and buildings and a personal guarantee of a
general partner, interest and principal of
$73,144 payable monthly based on 7.76%
annual interest rate, amortized over 30
years, remaining principal and interest due
January 2006                                     10,200,000   $        -

Shadowridge Meadows - first trust deed dated
July 26, 1988, collateralized by land and
buildings with interest only payments based
on 11th District cost of funds, plus 2.125%
until January 1995, thereafter these
payments include principal and interest, and
call for periodic increases in interest
rates with remaining principal and interest
due July 31, 1998                                 9,766,935    10,292,263

Margarita Summit - first trust deed dated
June 5, 1990, collateralized by land and
buildings, payments adjusted annually to
amortize the loan balance over the remaining
life of the loan based on the 11th District
cost of funds plus 2.5%, $1,000,000 in
principal due on July 1, 1992 and the
remainder maturing in July 2002, foreclosed
upon August 1, 1995 (See Note 1)                         -      6,818,187

Note payable to affiliate - promissory note
dated December 27, 1995, with simple
interest and principal payable from time to
time at the published prime rate, stated as
8.5% at December 31, 1995, and due upon demand      102,000            -
                                               ____________  ____________
                                                $20,068,935   $29,426,708
                                               ============  ============


The carrying amounts of both fixed and variable-rate debt instruments approximate their fair value at December 31, 1995.

The Partnership was in default on all mortgage loans in 1994. Under the terms of the Plan, the Partnership cured and reinstated the mortgage loans for the Mission Park and Shadowridge Meadows properties with payments to lenders of $344,534 and $556,144, respectively. The payment to cure and reinstate the mortgage loan for Shadowridge Meadows included a non-cash transaction, whereby, certain legal fees incurred by the lender were incorporated into the outstanding principal balance. However, the Partnership was unable to retain ownership of the Margarita Summit property.

In August 1995, the lender finalized foreclosure proceedings against Margarita Summit. Outstanding principal due on the mortgage prior to foreclosure was approximately $6.8 million. As a result of this foreclosure, the Partnership recognized an extraordinary gain of approximately $999,000, representing the difference between the outstanding principal and interest due, and the carrying value of the property.

During the fourth quarter of 1995, the Partnership successfully refinanced the mortgage loan underlying its Mission Park property. In connection with the refinancing, the Partnership recognized an extraordinary gain of approximately $2,000,000, representing the mortgage obligation forgiven by the previous lender. Approximately $375,500, inclusive of a loan payable to an affiliate of $102,000, of certain costs incurred related to the refinancing have been capitalized and are to be amortized over the term of the related mortgage loan.

Future minimum annual principal payments are summarized as follows:

    1996                                    $   274,759
    1997                                        193,807
    1998                                      9,681,544
    1999                                        111,960
    2000                                        120,964
    Thereafter                                9,685,901
                                            ___________
                                            $20,068,935
                                            ===========


6.  Related Party Transactions:

Following is a description of related party transactions for the three years ended December 31, 1995 that have not otherwise been disclosed:

Management Fees

The Partnership's properties are managed by an affiliate of the general partners who received a management fee equal to 5% of the operating revenues received from the properties in 1993. These management fees were reduced in 1994 to approximately 4% as a condition of the cash collateral stipulations with the lenders. Management fees aggregated approximately $175,000, $182,000 and $209,000 in 1995, 1994 and 1993, respectively.

Administrative Costs

The general partners are entitled to reimbursement of actual costs incurred in furnishing certain administrative services and facilities to the Partnership, including accounting, data processing, duplication, transfer agent expenses, and professional fees. These reimbursements aggregated $81,100, $45,900 and $35,000 in 1995, 1994 and 1993, respectively.

Note Receivable from General Partners

At December 31, 1995 and 1994, a non-interest bearing note receivable of $10,000 was due from the general partners for their initial partnership capital contribution.

7.  Commitments:

Activities of General Partners

The general partners of the Partnership also serve as the general partners in several other real estate partnerships. To the extent that operations of these partnerships require significant financial resources of the general partners or adversely affect the liquidity of the general partners, the general partners' ability to operate and/or manage the affairs of the Partnership could be impaired.

Property Leverage Levels

A certain provision of the Partnership Agreement stipulates that indebtedness not exceed 40% of a property's purchase price as of the completion of the initial offering. However, the foregoing limit on indebtedness does not apply in the case of refinancing where up to 80% of the value of the property may be encumbered by indebtedness. The aggregate indebtedness on the Partnership's properties equaled 71% and 70% of the purchase price as of December 31, 1995 and 1994, respectively.

8.  Concentration of Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist of Partnership cash equivalents.

At December 31, 1995, the Partnership had at one financial institution approximately $75,000 of cash equivalents, in excess of FDIC insurance protection. All of the Partnership's cash equivalents are held in a U.S. Treasury Money Fund, which invests in short-term U.S. Treasury securities. The Partnership has not experienced any losses to date on its cash equivalents. There were no such investments at December 31, 1994.

                                                                                                                    SCHEDULE III
                                         INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                               (A California Limited Partnership)

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        December 31, 1995

                                                                         Cost Capitalized              Gross Amount at Which
                                           Initial Costs             Subsequent to Acquisition       Carried at Close of Period
                                        ________________________  _________________________________  __________________________
                                                     Building &                         Carrying                   Building &
      Description         Encumbrances     Land     Improvements    Improvements          Costs         Land      Improvements
________________________  ____________  __________  ____________  __________________  _____________  __________  ______________
                                                                                                        (A)
As of December 31, 1995:
 184-unit apartment         $9,766,935  $3,294,260    $9,821,589  Building                  $42,627  $3,294,260      $9,878,152
 building located in                                              Paving/grading              8,862
 Vista, CA (Shadowridge                                           Computer equipment          5,074
 Meadows)


 264-unit apartment         10,200,000   4,484,105    13,490,802  Building                   19,154   4,484,105      13,532,512
 building located in                                              Paving/grading             16,852
 San Marcos, CA                                                   Office furniture/             630
 (Mission Park)                                                    fixture
                                                                  Computer equipment          5,074

 143-unit apartment                  0   1,600,242     9,072,986  Disposal of           (10,673,228)          0               0
 building located in                                               property due to
 Southern Riverside                                                foreclosure
 County, CA (Margarita
 Summit)                  ____________  __________  ____________                      _____________  __________  ______________
                           $19,966,935  $9,378,607   $32,385,377                       $(10,574,955) $7,778,365     $23,410,664
                          ============  ==========  ============                      =============  ==========  ==============

(A) The aggregate cost for federal income tax purposes is the same as reported above.
(Schedule continued below)

                                                                                                                    SCHEDULE III
                                                                                                          (Continued from above)

                               Gross Amount at Which
                             Carried at Close of Period
                          __________________________________
                                        Total                 Accumulated      Date of         Date
      Description         (Land and Building & Improvements)  Depreciation  Construction     Acquired        Depreciable Life
________________________  __________________________________  ____________  _____________  _____________  _______________________
                                                                  (B)
As of December 31, 1995:
 184-unit apartment                              $13,172,412    $4,127,332  January 1988   November 1988  27 years-building &
 building located in                                                                                      improvement; 7-10 years
 Vista, CA (Shadowridge                                                                                   landscape, furniture &
 Meadows)                                                                                                 equipment


 264-unit apartment                               18,016,617     5,608,158  May 1989       August 1989    Same
 building located in
 San Marcos, CA
 (Mission Park)


 143-unit apartment                                        0             0  February 1989  March 1990     Same
 building located in
 Southern Riverside
 County, CA (Margarita
 Summit)                  __________________________________  ____________
                                                 $31,189,029    $9,735,490
                          ==================================  ============

(B) These amounts include write downs on Mission Park and Shadowridge Meadows of $1.2 million and $1.6 million respectively.
    See Note 2 to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None during the fiscal year ended December 31, 1995.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant is a California Limited Partnership. On January 10, 1994, the Registrant received a letter of resignation from an Individual General Partner, Polly Van Every Maurer. This letter stated that she was resigning as an Individual General Partner as of April 18, 1993. A copy of this letter was attached to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28.4.

According to Section 5.3.2(4) of the Registrant's Agreement of Limited Partnership, a General Partner is required to obtain the consent of a Majority-In-Interest of the Limited Partners prior to retiring. Since such consent was not obtained, it would appear that this resignation may constitute a breach of the Agreement of Limited Partnership. The remaining General Partner, Income Growth Management, Inc., is evaluating what course of action, if any, to take regarding this resignation.

Sections 8.4 and 9.1 of the Registrant's Agreement of Limited Partnership provide that the withdrawal of a General Partner of the Registrant will cause the termination of the Registrant unless the remaining General Partner(s), if any, elect to continue the business of the Registrant. On January 11, 1994, Income Growth Management, Inc. elected to continue the business of the Registrant as the sole remaining General Partner of the Registrant.

Due to this resignation, the Limited Partnership no longer has any Individual General Partners. Furthermore, the Subsidiary of the Limited Partnership also has only corporate general partners. Since the Registrant is a limited partnership and the sole remaining general partner of the Limited Partnership is a corporation, there are no immediate directors or executive officers of the Registrant. The following information pertains to the directors and executive officers of the corporate general partners of the Registrant and its Subsidiary.

Information regarding the management of the Partnership is hereby incorporated herein by this reference from pages 17-18 of the Offering Memorandum for Class A Units dated October 27, 1994 (under the caption "Management of the Partnership") from Exhibit 2.2 attached to the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994.

Item 11.  Executive Compensation

Information regarding the compensation of the Partnership's general partners and its affiliates is hereby incorporated herein by this reference from pages 33-35 of the Prospectus (under the caption "Compensation of General Partners and Affiliates") and from the Partnership's Form 8-K dated December 27, 1995 including Exhibit 3.1 (Articles of Incorporation of IGP X Mission Park, Inc.) and Exhibit 4.3 (Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., A California Limited Partnership) attached thereto. Disclosures under Item 402 of Regulation S-K are not applicable as the Partnership has no C.E.O. nor any employees or officers who earn salary plus bonuses in excess of $100,000.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

                Name and address of  Amount and nature of
Title of Class  beneficial owner     beneficial ownership  Percent of Class
______________  ___________________  ____________________  ________________

Class A Units   John W. Baer                     600.0000              7.4%
                1091 Valley View Ct
                Los Altos, CA 94024

No other person or group is known by the Partnership to own beneficially more than 5 percent of the outstanding Original Units or Class A Units.

(b)  Security Ownership of Management

None of the officers and directors of the Partnership's corporate general partners are the beneficial owners of any Original Units or Class A Units.

Item 13.  Certain Relationships and Related Transactions

On December 27, 1995 the Partnership refinanced its Mission Park property as discussed in its Form 8-K dated December 27, 1995. This Form 8-K is incorporated herein by this reference. The new loan was obtained through ENA Corporation, a licensed California Real Estate Broker that is an affiliate of the Registrant, for which it received a loan origination fee of approximately $102,000 in the form of a promissory note. David Maurer and Timothy Maurer are both owners of ENA Corporation and officers and directors of the Registrant.

The Partnership is entitled to engage in various transactions involving its general partners and its affiliates as described in Sections 3.2.9 and 6 of the Partnership Agreement. None of the agreements and arrangements, including those relating to compensation, between the Partnership and the general partners and its affiliates are the result of arm's-length negotiations. The potential conflicts of interest inherent in such transactions are discussed on pages 41-42 of the Prospectus and on page 24 of the Offering Memorandum for Class A Units dated October 27, 1994 (under the caption "Conflicts of Interest"), which discussions are hereby incorporated herein by this reference. Also incorporated herein is the information included in Note 6 to the financial statements with regard to related-party transactions.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements

  The following Financial Statements of the Partnership and related Notes to Financial Statements and Accountants' Report are filed herewith:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 1995 and 1994

    Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993

    Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 1995, 1994, and 1993

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993

    Notes to Consolidated Financial Statements

(a) (2)  Financial Statement Schedule

  Schedule III  Real Estate and Accumulated Depreciation

  All other schedules are either not required, or the information therein is included in the notes to the Audited Financial Statements.

(a) (3)  Exhibits

  The Exhibit Index contained in this report lists the exhibits that are either filed as part of this report or incorporated herein by reference from a prior filing.

(b)  Reports on Form 8-K

  Form 8-K dated December 27, 1995 regarding the refinance and transfer to a new Subsidiary of the Mission Park property.

(c)  Exhibits

  See Exhibits following Exhibit Index.

(d)  Financial Statement Schedule

  The Financial Statement Schedule listed in Item (a) (2) above is attached hereto.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 29, 1996

                                 INCOME GROWTH PARTNERS, LTD. X,
                                 a California Limited Partnership

                                 By:  Income Growth Management, Inc.
                                      General Partner



                                      By:  /s/ David W. Maurer
                                           David W. Maurer, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures               Title and Capacity               Date
_____________________          __________________           ______________



/s/ David W. Maurer                  (1) (2)                March 29, 1996
David W. Maurer



/s/ Timothy C. Maurer                (1) (3)                March 29, 1996
Timothy C. Maurer

_______________

(1)  Director of Income Growth Management, Inc., General Partner of the
     Registrant
(2) Chief executive officer of the Registrant and of Income Growth Management, Inc.
(3) Chief financial officer and chief accounting officer of the Registrant and of Income Growth Management, Inc.

                               EXHIBIT INDEX

Exhibit No.                      Description                       Location
___________ ______________________________________________________ ________


 2.2        Second Amended Disclosure Statement to Debtor's        *
            Second Amended Plan of Reorganization, As Revised
            (with Second Amended Plan of Reorganization attached as Exhibit 1) filed with the Bankruptcy
            Court on October 25, 1994;

              Order Approving Second Amended Disclosure Statement to Debtor's Second Amended Plan of Reorganization, Approving Ballots and Fixing Dates for Filing Acceptances or Rejections of Plan and for Confirmation Hearing, Combined with Notice Thereof;

              Equity Interest Holder Ballot for Accepting or
              Rejecting Debtor's Second Amended Plan of
              Reorganization;

              Offering Memorandum for Income Growth Partners,
              Ltd. X Class A Units dated October 27, 1994 (with
              Amended and Restated Agreement of Limited
              Partnership attached as Exhibit B).

 3.1        Articles of Incorporation of IGP X Mission Park, Inc.  **

 4.2        Amended and Restated Agreement of Limited Partnership  ***

 4.3 Agreement of Limited Partnership of IGP X Mission Park ** Associates, L.P., A California Limited Partnership

11.3        Weighted Average Partnership Units Calculation         Attached

27.1        Financial Data Schedule                                Attached

28.1        Prospectus dated January 3, 1991                       ****

28.4        Letter regarding resignation of General Partner        *****
___________________________________

* Incorporated by reference from the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

** Incorporated by reference from the Partnership's Current Report on Form 8-K dated December 27, 1995 (Commission File Number 0-18528).

*** Included as Exhibit "B" to the Partnership's Offering Memorandum for Income Growth Partners, Ltd. X Class A Units dated October 27, 1994, included in Exhibit 2.2 incorporated by reference from the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

**** Incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File Number 0-18528).

***** Incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993 (Commission File Number 0-18528).

                               EXHIBIT 11.3

Weighted Average Partnership Units Calculation

Limited Partnership units outstanding at 12/31/94                   18,826

                                               Months
Additional Class A Units:                    Outstanding  Weighted
                                             ___________  ________
Issued and outstanding 1/1/95-4/30/95      0     12              0
Issued and outstanding 5/1/95-5/31/95  7,377      8         59,016
Issued and outstanding 6/1/95-6/30/95    713      7          4,991
Issued and outstanding 7/1/95-11/30/95     0      6              0
Issued and outstanding 12/1/95-12/31/95   10*     1             10
                                                          ________
                                                            64,017

Divided by twelve months in period                                   5,335
Weighted average partnership units outstanding at 12/31/95          24,161
                                                                    ======


* 10 Units effective 12/1/95 were due to lost check for subscription sent prior to 6/30/95



34