Form 10-Q
period 1996-03-31
INCOME GROWTH PARTNERS LTD X
filed 1996-05-15
CIK 830051

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              March 31, 1996

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

                Former fiscal year ended December 31, 1995
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes [X]   No [ ]

The number of the registrant's Original Limited Partnership Units outstanding as of May 7, 1996 was 18,826.5. The number of the registrant's Class A Units outstanding as of May 7, 1996 was 8,100.


                     PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                       CONSOLIDATED BALANCE SHEETS
                                                   March 31,   December 31,
                                                     1996         1995
                                                  ___________  ___________
                                                  (Unaudited)
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 7,778,365
  Buildings and improvements                       23,411,736   23,410,664
                                                  ___________  ___________
                                                   31,190,101   31,189,029
  Less accumulated depreciation and impairments    (9,943,964)  (9,735,490)
                                                  ___________  ___________
                                                   21,246,137   21,453,539
Other assets:
  Cash and cash equivalents                           234,298      153,735
  Prepaid expenses and other assets                   618,133      546,594
                                                  ___________  ___________
                                                      852,431      700,329
                                                  ___________  ___________
                                                  $22,098,568  $22,153,868
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                            $19,952,519  $19,966,935

Other liabilities:
  Accounts payable and accrued liabilities            207,052      131,169
  Accrued interest payable                            124,106       58,506
  Security deposits                                   175,212      165,201
  Loan payable to affiliate                           102,000      102,000
  Accrued property taxes                               59,943           -
                                                  ___________  ___________
                                                   20,620,832   20,423,811
Commitments

Partners' capital                                   1,487,736    1,740,057
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $22,098,568  $22,153,868
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                     For the three months ended:
                                     Mar 31, 1996   Mar 31, 1995
                                     _____________  _____________
Revenues:
  Rents                                 $  844,827     $1,012,219
  Other                                     35,343         64,576
                                     _____________  _____________
     Total revenues                        880,170      1,076,795
                                     _____________  _____________
Expenses:
  Interest                                 395,031        526,401
  Operating expenses (excluding
   depreciation and amortization)          524,915        544,660
  Depreciation and amortization            212,544        296,230
                                     _____________  _____________
     Total expenses                      1,132,490      1,367,291
                                     _____________  _____________
Net loss                                  (252,320)      (290,496)
                                     =============  =============
Net loss per limited
 partnership unit                       $    (9.37)    $   (15.43)
                                     =============  =============
Weighted average limited
 partnership units outstanding              26,926         18,826
                                     =============  =============

The accompanying notes are an integral part of the financial statements.

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31
                             (UNAUDITED)
                                                           1996         1995
                                                       ___________  ___________
Cash flows from operating activities:
  Net tenant revenues                                   $  878,200   $1,076,231
  Security deposits (refunded) retained                     10,011        2,283
  Cash paid to suppliers and employees                    (464,700)    (525,812)
  Interest received                                          1,971          564
  Interest paid                                           (329,431)    (526,401)
                                                       ___________  ___________
    Net cash provided by operating activities               96,051       26,865
                                                       ___________  ___________
Cash flows from investing activities:
  Purchase of land, buildings, and equipment                (1,072)          -
                                                       ___________  ___________
    Net cash used in investing activities                   (1,072)          -
                                                       ___________  ___________
Cash flows from financing activities:
  Amounts due to affiliates, net                           (14,416)      (7,321)
                                                       ___________  ___________
    Net cash used in financing activities                  (14,416)      (7,321)
                                                       ___________  ___________
Net increase in cash                                        80,563       19,544

Cash and cash equivalents at beginning of period           153,735      180,696
                                                       ___________  ___________
Cash and cash equivalents at end of period             $   234,298  $   200,240
                                                       ===========  ===========
Reconciliation of net loss to net cash
 provided by operating activities:
Net loss                                               $  (252,320) $  (290,496)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                            212,544      296,230
  Other, primarily changes in
   other assets and liabilities                            135,827       21,131
                                                       ___________  ___________
  Net cash provided by operating activities            $    96,051  $    26,865
                                                       ===========  ===========

The accompanying notes are an integral part of the financial statements.

             INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1996
                             (UNAUDITED)

1.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California Limited Partnership, and Subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1995 filed on Form 10K. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partners, necessary for a fair presentation of the financial condition, results of operations and cash flows for periods presented. However, these results are not necessarily indicative of results for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

2.      Activities of the Partnership

The Partnership continued operations pursuant to its Plan of Reorganization during the first quarter of 1996. As discussed previously, the Partnership emerged from its Chapter 11 Reorganization in May 1995, having raised sufficient additional capital to retain two of its three original properties. The third property was foreclosed on by its lender in August 1995. In December 1995 the Partnership refinanced its Mission Park property, taking advantage of an opportunity to reduce the principal balance of the loan and lower monthly debt service payments.

3.      Contingencies

Activities of the General Partners

One of the general partners of the Partnership also serves as the general partner in several other real estate partnerships. To the extent that the operation of these partnerships requires significant financial resources of the general partner or adversely affects the liquidity of the general partner, the general partner's ability to operate and/or manage the affairs of the Partnership could be impaired.

Property Leverage Levels

A certain provision of the Partnership Agreement stipulates that indebtedness not exceed 40% of a property's purchase price as of the completion of the initial offering. However, the foregoing limit on indebtedness does not apply in the case of refinancing where up to 80% of the value of the property may be encumbered by indebtedness. The aggregate indebtedness on the Partnership's properties equaled approximately 65% of the purchase prices as of March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto filed herewith.

a.      Liquidity and Capital Resources

Historically, the Limited Partnership was dependent upon proceeds from the sale of Original Units to meet its obligations, including debt service requirements. In 1992 the Limited Partnership discontinued sales of Original Units, and between 1992 and 1995 the Limited Partnership's primary source of liquidity was from cash generated from operations. On May 2, 1995, the Limited Partnership's Plan of Reorganization became effective and after all fundraising efforts were complete, the Limited Partnership had received approximately $2,025,000 in additional capital from Class A Unit sales to fund the Plan. After paying the creditors as outlined in the Plan, the Limited Partnership set aside a portion of remaining proceeds of the new offering in a cash reserve account to provide liquidity for short term negative cash flows. In December 1995 the Partnership successfully refinanced the Mission Park Property. In order to complete the refinancing the Partnership had to use cash reserves to pay off the outstanding past-due property taxes and cover loan origination fees and refinancing costs. As of March 31, 1996 the Partnership had approximately $234,000 in cash and cash equivalents.

Although the Partnership successfully refinanced its Mission Park property at a fixed annual interest rate of 7.76%, it remains sensitive to interest rates because the Shadowridge Meadows property remains highly leveraged. The interest rate on the Shadowridge Meadows mortgage adjusts monthly with the 11th District Cost of Funds Index. Between May 1994 and May 1996, increases in the 11th District Cost of Funds Index totaling 1.245% have been announced. If the 11th District Cost of Funds index continues to increase more rapidly than projected, and the Partnership is unable to raise rents at Shadowridge Meadows to cover the increased debt service payments, the Partnership may have to fund shortfalls from reserves. Furthermore the existing loan on Shadowridge Meadows is currently scheduled to expire in July 1998. If the real estate and financing markets have not improved sufficiently for the Partnership to refinance this property by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

Mortgage indebtedness on the properties remains high, despite the Partnership's success at curing and reinstating the loans, disqualifying penalty interest and fees, making principal reduction payments, and obtaining debt forgiveness from refinancing. This mortgage indebtedness makes it difficult for the properties to service their debt through Partnership operations.

In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from cash reserves, the Partnership may have to take one or more alternative courses of action. The general partners would then determine, based on their analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include, the sacrifice of one or more of the properties to reduce negative cash flow, the sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

b.      Results of Operations

The Partnership had been operating the Shadowridge Meadows Apartments and Mission Park Apartments for approximately 88 months and 79 months respectively at March 31, 1996. The Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 94% and 98% respectively as of March 31, 1996, compared to 95% and 89% respectively as of March 31, 1995.

Total revenues for the three month period ended March 31, 1996 decreased approximately $167,392 compared to the same period in 1995 due to the foreclosure of the Margarita Summit property in August 1995. Operating expenses, excluding depreciation and amortization, for the three month period ended March 31, 1996 decreased approximately $20,000 compared to the same period in 1995. This was the combined result of the foreclosure of the Margarita Summit property and the elimination of related operating expenses, and increased refurbishment expenses during the first quarter of 1996. Interest expense decreased approximately $131,000, and Depreciation and amortization expense decreased approximately $84,000 for the three month period ended March 31, 1996 compared to the same period in 1995, primarily due to the foreclosure of Margarita Summit.

In the past the Partnership experienced losses from operations primarily due to the high degree of debt service on its mortgage loans. Management estimates that the Partnership may experience continued operating losses in the future from its Shadowridge Meadows property unless debt service can be restructured or reduced.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings which may have a material adverse effect on the Partnership. However, the Partnership is involved in small claims court proceedings against certain present or former tenants of its apartment complexes with regard to landlord-tenant matters, all of which are considered to be in the ordinary course of its business.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 1996


                       INCOME GROWTH PARTNERS, LTD. X,
                       a California Limited Partnership

                       By:  Income Growth Management, Inc.
                            General Partner



                            By:  /s/ Timothy C. Maurer
                                 _______________________________
                                 Timothy C. Maurer
                                 Principal Financial Officer AND
                                 Duly Authorized Officer of the Registrant

                             EXHIBIT INDEX


Exhibit No.                  Description                          Location
___________  ___________________________________________________  ________

   27.2      Financial Data Schedule                              Attached