Form 10-Q/A
period 1995-09-30
INCOME GROWTH PARTNERS LTD X
filed 1996-06-26
CIK 830051

FORM 10-Q/A
                     AMENDMENT NUMBER 1 TO FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            AMENDMENT NUMBER 1


The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 as set forth in the pages attached hereto:

     Exhibit 27.3     Financial Data Schedule

                       INCOME GROWTH PARTNERS, LTD. X

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 1996


                       INCOME GROWTH PARTNERS, LTD. X,
                       a California Limited Partnership

                       By:  Income Growth Management, Inc.
                            General Partner



                            By:  /s/ Timothy C. Maurer
                                 _______________________________
                                 Timothy C. Maurer
                                 Principal Financial Officer AND
                                 Duly Authorized Officer of the Registrant



                             EXHIBIT INDEX


Exhibit No.                  Description                       Location
___________  ______________________________________________  _____________

   27.3      Financial Data Schedule                           Attached