Form 10-Q
period 1996-06-30
INCOME GROWTH PARTNERS LTD X
filed 1996-08-14
CIK 830051

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              June 30, 1996

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

The number of the registrant's Original Limited Partnership Units outstanding as of August 1, 1996 was 18,826.5. The number of the registrant's Class A Units outstanding as of August 1, 1996 was 8,100.


                     PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                       CONSOLIDATED BALANCE SHEETS
                                                   June 30,    December 31,
                                                     1996         1995
                                                  ___________  ___________
                                                  (Unaudited)
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 7,778,365
  Buildings and improvements                       23,420,501   23,410,664
                                                  ___________  ___________
                                                   31,198,866   31,189,029
  Less accumulated depreciation and impairments   (10,161,106)  (9,735,490)
                                                  ___________  ___________
                                                   21,037,760   21,453,539
Other assets:
  Cash and cash equivalents                           200,339      153,735
  Prepaid expenses and other assets                   579,381      546,594
                                                  ___________  ___________
                                                      779,720      700,329
                                                  ___________  ___________
                                                  $21,817,480  $22,153,868
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                            $19,930,545  $19,966,935

Other liabilities:
  Accounts payable and accrued liabilities            106,259      131,169
  Accrued interest payable                            122,994       58,506
  Security deposits                                   178,694      165,201
  Loan payable to affiliate                            55,300      102,000
                                                  ___________  ___________
                                                   20,393,792   20,423,811
Commitments

Partners' capital                                   1,433,688    1,740,057
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $21,817,480  $22,153,868
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                                         INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                              (A California Limited Partnership)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                      For the three months ended:   For the six months ended:
                                     June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995
                                     _____________  _____________  _____________  _____________
Revenues:
  Rents                                    847,347     $1,051,859     $1,692,174     $2,064,079
  Other                                     40,071         61,720         75,414        126,296
                                     _____________  _____________  _____________  _____________
     Total revenues                        887,418      1,113,579      1,767,588      2,190,375
                                     _____________  _____________  _____________  _____________
Expenses:
  Interest                                 395,016        474,463        790,047      1,000,864
  Operating expenses (excluding
   depreciation and amortization)          333,377        560,462        858,292      1,105,122
  Depreciation and amortization            213,071        296,230        425,616        592,461
                                     _____________  _____________  _____________  _____________
     Total expenses                        941,464      1,331,155      2,073,955      2,698,447
                                     _____________  _____________  _____________  _____________
Loss before extraordinary item             (54,046)      (217,576)      (306,367)      (508,072)
                                     _____________  _____________  _____________  _____________
Extraordinary gain on
 disqualified interest                          -       1,472,841             -       1,472,841

  Net (loss) income                        (54,046)    $1,255,265     $ (306,367)    $  964,769
                                     =============  =============  =============  =============
  Net loss per limited partnership
   unit before extraordinary gain            (2.01)    $   (10.16)    $   (11.38)    $   (23.73)
                                     _____________  _____________  _____________  _____________
  Income per limited partnership
   unit from extraordinary gain                 -      $    68.80     $       -      $    68.80
                                     _____________  _____________  _____________  _____________
  Net (loss) income per limited
   partnership unit                          (2.01)    $    58.63     $   (11.38)    $    45.06
                                     =============  =============  =============  =============
  Weighted average limited
   partnership units outstanding            26,926         21,409         26,926         21,409
                                     =============  =============  =============  =============

The accompanying notes are an integral part of the financial statements.

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30
                             (UNAUDITED)
                                                           1996         1995
                                                       ___________  ___________
Cash flows from operating activities:
  Net tenant revenues                                   $1,764,274   $2,190,375
  Security deposits retained (refunded)                     13,493       (6,881)
  Cash paid to suppliers and employees                    (915,989)  (1,809,940)
  Interest received                                          3,314           -
  Interest paid                                           (725,560)  (1,252,959)
                                                       ___________  ___________
    Net cash provided by (used in)
     operating activities                                  139,532     (879,405)
                                                       ___________  ___________
Cash flows from investing activities:
  Purchase of land, buildings, and equipment                (9,838)          -
                                                       ___________  ___________
    Net cash used in investing activities                   (9,838)          -
                                                       ___________  ___________
Cash flows from financing activities:
  Sale of Partnership Class A Units                             -     2,039,123
  Principal payments under mortgage debt                   (36,390)    (383,052)
  Amounts due to affiliates, net                           (46,700)     (17,028)
                                                       ___________  ___________
    Net cash (used in) provided by
     financing activities                                  (83,090)   1,639,043
                                                       ___________  ___________
Net increase in cash                                        46,604      759,638

Cash and cash equivalents at beginning of period           153,735      180,696
                                                       ___________  ___________
Cash and cash equivalents at end of period             $   200,339  $   940,334
                                                       ===========  ===========
Reconciliation of net (loss) income to net cash
 provided by operating activities:
Net (loss) income                                      $  (306,367) $   964,769
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
  Depreciation and amortization                            425,616      592,461
  Extraordinary gain                                                 (1,472,841)
  Other, primarily changes in
   other assets and liabilities                             20,283     (963,794)
                                                       ___________  ___________
  Net cash provided by (used in) operating activities  $   139,532  $  (879,405)
                                                       ===========  ===========

The accompanying notes are an integral part of the financial statements.

             INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1996
                             (UNAUDITED)

1.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California Limited Partnership, and Subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1995 filed on Form 10K. The accompanying consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partners, necessary for a fair presentation of the financial condition, results of operations and cash flows for periods presented. However, these results are not necessarily indicative of results for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

2.      Activities of the Partnership

The Partnership continued operations pursuant to its Plan of Reorganization during the second quarter of 1996. As discussed previously, the Partnership emerged from its Chapter 11 Reorganization in May 1995, having raised sufficient additional capital to retain two of its three original properties. The third property was foreclosed on by its lender in August 1995. In December 1995 the Partnership refinanced its Mission Park property, taking advantage of an opportunity to reduce the principal balance of the loan and lower monthly debt service payments.

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

Property Leverage Levels

A certain provision of the Partnership Agreement stipulates that indebtedness not exceed 40% of a property's purchase price as of the completion of the initial offering. However, the foregoing limit on indebtedness does not apply in the case of refinancing where up to 80% of the value of the property may be encumbered by indebtedness. The aggregate indebtedness on the Partnership's properties equaled approximately 64% of the purchase prices as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto filed herewith.

a.      Liquidity and Capital Resources

Historically, the Limited Partnership was dependent upon proceeds from the sale of Original Units to meet its obligations, including debt service requirements. In 1992 the Limited Partnership discontinued sales of Original Units, and since then the Limited Partnership's primary source of liquidity has been from cash generated from operations. On May 2, 1995, the Limited Partnership's Plan of Reorganization became effective and after all fundraising efforts were complete, the Limited Partnership had received approximately $2,025,000 in additional capital from Class A Unit sales to fund the Plan.

Although the Partnership successfully refinanced its Mission Park property at a fixed annual interest rate of 7.76%, it remains sensitive to interest rates because the Shadowridge Meadows property remains highly leveraged. The interest rate on the Shadowridge Meadows mortgage adjusts monthly with the 11th District Cost of Funds Index. Between May 1994 and August 1996, increases in the 11th District Cost of Funds Index totaling 1.146% have been announced. If the 11th District Cost of Funds index continues to increase more rapidly than projected, and the Partnership is unable to raise rents at Shadowridge Meadows to cover the increased debt service payments, the Partnership may have to fund shortfalls from reserves. Furthermore the existing loan on Shadowridge Meadows is currently scheduled to expire in July 1998. If the real estate and financing markets have not improved sufficiently for the Partnership to refinance this property by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

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

b.      Results of Operations

The Partnership had been operating the Shadowridge Meadows Apartments and Mission Park Apartments for approximately 91 months and 82 months respectively at June 30, 1996. The Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 94% and 99% respectively as of June 30, 1996, compared to 91% and 93% respectively as of June 30, 1995. This is consistent with a recent general increase in occupancy rates throughout the county.

Total revenues for the three and six month periods ended June 30, 1996 decreased approximately $226,161 and $422,787 respectively, compared to the same periods in 1995 due to the foreclosure of the Margarita Summit property in the third quarter of 1995. Operating expenses, excluding depreciation and amortization, for the three and six month periods ended June 30, 1996 decreased approximately $227,085 and $246,830 respectively, compared to the same periods in 1995. This was the combined result of the foreclosure of the Margarita Summit property and the elimination of related operating expenses, and increased refurbishment expenses during the first two quarters of 1996. Interest expense decreased approximately $79,447 and $210,817 respectively, and Depreciation and amortization expense decreased approximately $83,159 and $166,845 respectively, for the three and six month periods ended June 30, 1996 compared to the same periods in 1995, primarily due to the foreclosure of Margarita Summit.

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

Date: August 13, 1996


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

   27.4      Financial Data Schedule                              Attached