Form 10-Q
period 1996-09-30
INCOME GROWTH PARTNERS LTD X
filed 1996-11-15
CIK 830051

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              September 30, 1996

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

The number of the registrant's Original Limited Partnership Units outstanding as of November 1, 1996 was 18,826.5. The number of the registrant's Class A Units outstanding as of November 1, 1996 was 8,100.


                     PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                       CONSOLIDATED BALANCE SHEETS
                                                 September 30, December 31,
                                                     1996         1995
                                                  ___________  ___________
                                                  (Unaudited)
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 7,778,365
  Buildings and improvements                       23,436,161   23,410,664
                                                  ___________  ___________
                                                   31,214,526   31,189,029
  Less accumulated depreciation and impairments   (10,373,914)  (9,735,490)
                                                  ___________  ___________
                                                   20,840,612   21,453,539
Other assets:
  Cash and cash equivalents                           225,566      153,735
  Prepaid expenses and other assets                   627,085      546,594
                                                  ___________  ___________
                                                      852,651      700,329
                                                  ___________  ___________
                                                  $21,693,263  $22,153,868
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                            $19,836,970  $19,966,935

Other liabilities:
  Accounts payable and accrued liabilities            147,953      131,169
  Accrued interest payable                            126,380       58,506
  Security deposits                                   184,717      165,201
  Loan payable to affiliate                            55,300      102,000
                                                  ___________  ___________
                                                   20,351,320   20,423,811
Commitments

Partners' capital                                   1,351,943    1,740,057
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $21,693,263  $22,153,868
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

                                         INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                              (A California Limited Partnership)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                      For the three months ended:   For the nine months ended:
                                     Sept 30, 1996  Sept 30, 1995  Sept 30, 1996  Sept 30, 1995
                                     _____________  _____________  _____________  _____________
Revenues:
  Rents                                 $  867,611     $  790,318     $2,559,785     $2,856,179
  Other                                     38,025         63,209        113,438        189,877
                                     _____________  _____________  _____________  _____________
     Total revenues                        905,636        853,527      2,673,223      3,046,056
                                     _____________  _____________  _____________  _____________
Expenses:
  Interest                                 330,307        181,690      1,120,354      1,166,120
  Operating expenses (excluding
   depreciation and amortization)          416,969        469,605      1,275,261      1,574,919
  Depreciation and amortization            240,106        240,616        665,722        833,077
                                     _____________  _____________  _____________  _____________
     Total expenses                        987,382        891,911      3,061,337      3,574,116
                                     _____________  _____________  _____________  _____________
Loss before extraordinary items            (81,746)       (38,384)      (388,114)      (528,060)
                                     _____________  _____________  _____________  _____________
Extraordinary gain:
 Disqualified interest                          -              -              -       1,472,841
 Debt forgiveness                               -         999,146             -         999,146
                                     _____________  _____________  _____________  _____________
  Net income (loss)                     $  (81,746)    $  960,762       (388,114)    $1,943,927
                                     =============  =============  =============  =============
  Net loss per limited partnership
   unit before extraordinary gain       $    (3.04)    $    (1.65)    $   (14.41)    $   (22.72)
                                     _____________  _____________  _____________  _____________
  Income per limited partnership
   unit from extraordinary gain         $       -      $    42.98     $       -      $   106.34
                                     _____________  _____________  _____________  _____________
  Net income (loss) per limited
   partnership unit                     $    (3.04)    $    41.33     $   (14.41)    $    83.63
                                     =============  =============  =============  =============
  Weighted average limited
   partnership units outstanding            26,926         23,245         26,926         23,245
                                     =============  =============  =============  =============

The accompanying notes are an integral part of the financial statements.

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended September 30
                             (UNAUDITED)
                                                           1996         1995
                                                       ___________  ___________
Cash flows from operating activities:
  Net tenant revenues                                   $2,673,223   $3,046,056
  Security deposits retained (refunded)                     19,516      (39,963)
  Cash paid to suppliers and employees                  (1,366,265)  (2,479,202)
  Interest paid                                         (1,052,480)  (1,418,215)
                                                       ___________  ___________
    Net cash provided by (used in)
     operating activities                                  273,994     (891,324)
                                                       ___________  ___________
Cash flows from investing activities:
  Purchase(s) of building & improvements and equipment     (25,498)          -
                                                       ___________  ___________
    Net cash used in investing activities                  (25,498)          -
                                                       ___________  ___________
Cash flows from financing activities:
  Sale of Partnership Class A Units                             -     2,019,241
  Principal payments under mortgage debt                  (129,965)    (461,847)
  Amounts due to affiliates, net                           (46,700)     (17,028)
                                                       ___________  ___________
    Net cash (used in) provided by
     financing activities                                 (176,665)   1,540,366
                                                       ___________  ___________
Net increase in cash                                        71,831      649,042

Cash and cash equivalents at beginning of period           153,735      180,696
                                                       ___________  ___________
Cash and cash equivalents at end of period             $   225,566  $   829,738
                                                       ===========  ===========
Reconciliation of net (loss) income to net cash
 provided by operating activities:
Net (loss) income                                      $  (388,114) $ 1,943,927
Adjustments to reconcile net (loss) income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                            664,084      833,077
  Extraordinary gains                                           -    (2,471,987)
  Other, primarily changes in
   other assets and liabilities                             (1,976)  (1,196,341)
                                                       ___________  ___________
  Net cash provided by (used in) operating activities  $   273,994  $  (891,324)
                                                       ===========  ===========

The accompanying notes are an integral part of the financial statements.

             INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996
                             (UNAUDITED)

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

a.      Liquidity and Capital Resources

Historically, the Limited Partnership has been dependent upon proceeds from the sale of Original Partnership Units to meet its obligations, including debt service requirements. In 1992 the Limited Partnership discontinued sales of Original Partnership Units, and since then the Limited Partnership's primary source of liquidity has been from cash generated from operations. In May 1995, the Partnership's Plan of Reorganization became effective and the Partnership received approximately $2,025,000 in capital from Class A Unit sales to fund the Plan.

Although the Partnership successfully refinanced its Mission Park property at a fixed annual interest rate of 7.76%, its Shadowridge Meadows property remains highly leveraged and sensitive to interest rate fluctuations since its debt service is adjusted monthly based upon the 11th District Cost of Funds Index. Between May 1994 and November 1996, increases in the 11th District Cost of Funds Index totaling 1.205% have been announced. If the 11th District Cost of Funds index continues to increase more rapidly than projected, and the Partnership is unable to raise rents at Shadowridge Meadows to cover the increased debt service payments, the Partnership may have to fund shortfalls from reserves. Furthermore the existing loan on Shadowridge Meadows is currently scheduled to expire in July 1998. If the real estate and financing markets have not improved sufficiently for the Partnership to refinance this property by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

Mortgage indebtedness on the properties remains high, despite the Partnership's success at curing and reinstating the loans, disqualifying penalty interest and fees, making principal reduction payments, and obtaining debt forgiveness from refinancing. If occupancy or rental income drops significantly, or if operating expenses or interest rates increase, current levels and terms of mortgage indebtedness could make it difficult for the properties to service their debt through Partnership operations.

In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from cash reserves, the Partnership may have to take one or more alternative courses of action. The general partners would then determine, based on their analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include the sacrifice of one or more of the properties to reduce negative cash flow, the sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

b.      Results of Operations

The Partnership had been operating the Shadowridge Meadows Apartments and Mission Park Apartments for approximately 94 months and 85 months respectively at September 30, 1996. The Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 97% and 98% respectively as of September 30, 1996, compared to 96% and 92% respectively as of September 30, 1995. This is consistent with a recent, general increase in occupancy rates throughout San Diego county.

Total revenues for the three month period ended September 30, 1996 increased approximately $52,109 compared to the same period in 1995 primarily due to increased occupancy and rental rates during 1996. Total revenues for the nine month period ended September 30, 1996 decreased approximately $372,833 compared to the same period in 1995 due to the foreclosure of the Margarita Summit property during the third quarter of 1995. Operating expenses, excluding depreciation and amortization, for the three and nine month periods ended September 30, 1996 decreased approximately $52,636 and $299,658 respectively, compared to the same periods in 1995, primarily due to the foreclosure of the Margarita Summit property and the elimination of related operating expenses. Interest expense for the three month period ended September 30, 1996 increased approximately $148,617 compared to the same period in 1995, despite some adjustments made during the third quarter of 1996 to allocate some previously expensed mortgage interest to mortgage principal reduction on the Shadowridge Meadows loan, primarily due to adjustments made during the third quarter of 1995 related to the foreclosure of Margarita Summit. Interest expense for the nine month period ended September 30, 1996 decreased approximately $45,766 primarily due to decreased debt service in 1996 resulting from lower mortgage loan balances and lower interest rates after the Chapter 11 Reorganization and the subsequent refinancing of Mission Park. Depreciation and amortization expense for the three month period ended September 30, 1996 changed very little compared to the same period in 1995, because the 27,807 decrease in depreciation expense due to the loss of Margarita Summit was offset by a 27,297 increase in amortization expense on Mission Park to amortize loan refinancing fees. Depreciation and amortization expense for the nine month period ended September 30, 1996 decreased approximately $167,355 compared to the same period in 1995, primarily due to the foreclosure of Margarita Summit.

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

Date: November 14, 1996


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

   27.5      Financial Data Schedule                              Attached