Form 10-K
period 1996-12-31
INCOME GROWTH PARTNERS LTD X
filed 1997-03-28
CIK 830051

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED
 DECEMBER 31, 1996
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

                                  PART I
Item 1.  Business

The registrant is engaged in the business of acquiring and operating parcels of income-producing, multi-family, residential real property. Information regarding the general development of the business of Income Growth Partners, Ltd. X, a California Limited Partnership (the "Limited Partnership") is hereby incorporated herein by this reference from pages 20-31 (under the captions "Partnership Investment Objectives and Policies" and "Real Estate Property Investments") of the Limited Partnership's Prospectus dated January 3, 1991 (the "Prospectus"), incorporated herein by reference as Exhibit 28.1 from the Limited Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992; and from pages 15-17 of the Limited Partnership's Offering Memorandum for Class A Units dated October 27, 1994 from Exhibit 2.2 of the Limited Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994, as supplemented by the following:

(a) Current Principal Balances of Loans Encumbering Properties

        Property                          Balance as of December 31, 1996

Shadowridge Meadows Apartments                      $ 9,670,505
Mission Park Apartments                             $10,118,364

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

The Limited Partnership emerged from bankruptcy effective May 2, 1995 and paid its creditors in accordance with the Plan. As part of the Limited Partnership's Plan of Reorganization the Limited Partnership cured and reinstated the loans on the Mission Park and Shadowridge Meadows properties, but was unable to retain ownership of Margarita Summit.

In December 1995 the Limited Partnership refinanced its Mission Park property to take advantage of an opportunity to pay off the existing $12.3 million loan on the property for the discounted amount of $10.2 million, pursuant to a Loan Pay-off Agreement with the existing lender. This effectively created an additional $2 million in equity in the property, and lowered the monthly debt service payments on the property by approximately $20,000 to approximately $73,000 per month. With this new financing, the property generates a positive cash flow, and is in a much better position to meet its ongoing financial obligations.

In order to complete the refinancing, the partnership had to transfer title of the property to a new transparent subpartnership called IGP X Mission Park Associates, L.P., a California limited partnership (the "Subsidiary") pursuant to Sections 5.1.2 and 5.1.3 of the registrant's Amended and Restated Agreement of Limited Partnership. The sole limited partner of the Subsidiary is the registrant, Income Growth Partners, Ltd. X. Its general partners are Income Growth Management, Inc., a California corporation (also the General Partner of Income Growth Partners, Ltd. X) and a new corporation, IGP X Mission Park, Inc., a California corporation. The Subsidiary is transparent to Income Growth Partners, Ltd. X, because as the sole limited partner of the Subsidiary, Income Growth Partners, Ltd. X receives 99% of all net income and losses generated by the it. Furthermore the remaining 1% of net income and loss is allocated to the General Partner, IGP X Mission Park, Inc., of which Income Growth Partners, Ltd. X is the sole shareholder.

As discussed in the Registrant's Form 8-K dated December 27, 1995, incorporated herein by this reference, the newly formed Subsidiary is separate and distinct from the Limited Partnership, having separate assets, liabilities, and business operations. The Limited Partnership and Subsidiary are collectively referred to as the "Partnership."

During 1996 the Partnership generated improved earnings due to the reorganization and refinancing of its debt, a general recovery in the apartment rental market, and continued low interest rates.

(b) Operating Information for Partnership Properties

                      Average Effective Annual Rent         Average Annual
Fiscal Year             Per Occupied Square Foot*           Occupancy Rate*
___________           _____________________________         ______________

                      SHADOWRIDGE MEADOWS APARTMENTS

1992                             $8.40                            90%
1993                             $7.94                            91%
1994                             $8.04                            91%
1995                             $8.08                            94%
1996                             $8.30                            95%

                         MISSION PARK APARTMENTS

1992                             $9.24                            95%
1993                             $9.48                            94%
1994                             $9.04                            93%
1995                             $9.10                            93%
1996                             $9.59                            97%


* "Average Effective Annual Rent" is calculated by dividing actual rental revenues by average number of occupied square feet of rentable space. Average number of occupied square feet is calculated by multiplying total rentable square feet by the average annual occupancy rate. "Average Annual Occupancy Rate" reflects the average for the year of all average monthly occupancies.

Management believes the rental rates are competitive with the market areas.

(c) Market Area Occupancy Rates - Based on market surveys completed by the on-site staff of the properties, the average occupancy rates of residential rental properties in the respective market areas in which the Partnership's properties are located were as follows, as of the dates indicated:

                                           MARKET AREA OCCUPANCY RATE
PROPERTY            MARKET AREA       DECEMBER 31, 1995  DECEMBER 31, 1996
________            ___________       _________________  _________________

Shadowridge         Vista, California         94%                97%
Meadows Apartments

Mission Park        San Marcos,               93%                97%
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

Item 4.  Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of the holders of Limited Partnership Interests, through solicitation of proxies or otherwise, during 1996.

                                  PART II

Item 5.  Market for Registrant's Units and Related Security Holder Matters

(a) Market Information

As of December 31, 1996 the outstanding securities of the Partnership were the Original Units and Class A Units held by the Limited Partners. The Partnership's Amended and Restated Agreement of Limited Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b) Holders

As of December 31, 1996, the Partnership's 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 2,082 Limited Partners.

(c) Dividends

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

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Financial Statements and the related Notes described in Item 8 herein:


                 Income Growth Partners, Ltd. X and Subsidiary (A California Limited Partnership)

                                        1996            1995            1994            1993            1992
                                    ____________    ____________    ____________    ____________    ____________
Total revenues                      $ 3,576,981     $ 3,896,384     $ 4,344,717     $ 4,418,407     $ 4,393,944
Extraordinary gain on forgiveness
  of debt                                    -        4,446,019              -               -               -
Net income (loss)                      (486,528)      3,757,729      (5,322,740)     (2,550,654)     (2,526,354)
Total assets                         21,476,918      22,153,868      28,945,057      33,954,409      35,272,654
Long-term obligations                19,788,869      19,966,935      29,426,708      29,678,456      29,991,066
Net income (loss) per limited
  partnership unit before
  extraordinary gain                     (18.06)         (28.48)        (282.73)        (135.49)        (134.13)
Net income (loss) per limited
  partnership unit after
  extraordinary gain                     (18.06)         155.53         (282.73)        (135.49)        (134.13)

To date there have been no cash distributions to partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the Financial Statements and Notes thereto filed herewith. See the discussion in Item 1, subsection (a) regarding the bankruptcy proceedings and refinancing of the Mission Park Property. The information set forth in Item 1 is incorporated herein by this reference.

Liquidity and Capital Resources

Historically, the Limited Partnership was dependent upon proceeds from the sale of Original Units to meet its obligations, including debt service requirements. Since 1992 the Limited Partnership's primary source of liquidity has been from cash generated from operations. Due to the $2 million in additional capital that was raised in 1995, the $476,000 debt paydown on Shadowridge meadows, and the $2 million debt reduction resulting from the refinancing of Mission Park, the Partnership was able to generate sufficient cash flow to cover its expenses and rebuild cash reserves during 1996.

Although the Partnership successfully refinanced one of its properties at a fixed annual interest rate of 7.76%, it remains sensitive to interest rates because the Shadowridge Meadows property remains highly leveraged. The interest rate on the Shadowridge Meadows mortgage adjusts monthly with the 11th District Cost of Funds Index. Between May 1994 and March 1996, increases in the 11th District Cost of Funds Index totaling 1.192% have been announced. If the 11th District Cost of Funds index continues to increase more rapidly than projected, and the Partnership is unable to raise rents at Shadowridge Meadows to cover the increased debt service payments, the Partnership may have to fund shortfalls from reserves. Furthermore the existing loan on Shadowridge Meadows is currently scheduled to expire in July 1998. If the real estate and financing markets have not improved sufficiently for the Partnership to refinance this property by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

The Partnership changed its method of reporting cash flows from the direct method to the indirect method in 1996. Prior period amounts have been reclassified to conform with the current year presentation. Net cash provided by operating activities in 1996 was $359,996 compared to net cash
(used) provided by operating activities of ($1,353,545) and $314,163 in 1995 and 1994 respectively. The principal reason for the difference between net cash provided by operating activities in 1996 and net cash used by operating activities in 1995 was the cash used to fund the Partnership's Plan of Reorganization, and increased income due to a recovery in the rental market which was offset by decreased revenue and expenses resulting from the foreclosure of Margarita Summit in 1995. The principal reason for the difference between net cash used by operating activities in 1995 and net cash provided by operating activities in 1994 was primarily due to the cash used to fund the Partnership's Plan of Reorganization and the reduction in revenues resulting from the foreclosure of Margarita Summit in 1995.

Mortgage indebtedness during 1996 remained high, despite the Partnership's success at curing and reinstating the loans, disqualifying penalty interest and fees, making principal reduction payments, and obtaining debt forgiveness from refinancing. This mortgage indebtedness may make it difficult for the properties to service their debt through Partnership operations.

In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from reserves, the Partnership may have to take one or more alternative courses of action. The general partners would then determine, based on their analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include, the sacrifice of one or more of the properties to reduce negative cash flow, the sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

Results of Operations

1996 and 1995

As of December 31, 1996, the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 99 percent and 96 percent respectively. The Partnership's properties continued to stabilize during 1996. Although the loss of Margarita Summit in 1995 has resulted in a decrease in both Total Revenues and Total Expenses, the partnership was able to raise additional capital, and refinance, restructure, and pay down debt as a result of the Chapter 11 reorganization completed in 1995. This has allowed the Mission Park and Shadowridge Meadows Properties to generate a positive cash flow during 1996. Shadowridge Meadows, however, remains sensitive to interest rates and management estimates that the Partnership may experience operating losses from Shadowridge Meadows in the future unless the mortgage indebtedness balance (and related interest expense burden) is permanently reduced and/or restructured.

Since the properties remain highly leveraged, earnings from operations are sensitive to changes in debt service. Although the Partnership was able to refinance the Mission Park property with fixed rate financing, the debt service on the Shadowridge Meadows property continues to vary with changes in interest rates. However, earnings are also sensitive to changes in rental income resulting from inflation or other market factors. Generally, increasing interest rates indicate impending inflation, so any decreases in earnings resulting from higher interest rates may be partially offset by increased rental income.

Operating revenues for the year ended December 31, 1996 decreased by $319,403 compared to the year ended December 31, 1995 primarily due to the loss of revenues generated by Margarita Summit, offset by increased revenues from the Mission Park and Shadowridge Meadows properties resulting from a recovery in the rental market. Operating expenses for the year ended December 31, 1996 decreased by $347,351 compared to the year ended December 31, 1995 primarily due to the elimination of operating costs for the Margarita Summit property. Depreciation and amortization for the year ended December 31, 1996 decreased by $25,773 compared to the year ended December 31, 1995 primarily due to the loss of the Margarita Summit property in 1995. Interest expense decreased $148,041 primarily due to the loss of Margarita Summit, and the reduced loan balances resulting from the bankruptcy.

1995 and 1994

As of December 31, 1995, the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 96 percent and 92 percent respectively. The Partnership continued to stabilize its properties in 1995, although it lost the Margarita Summit property and may experience negative cash flows from its Shadowridge Meadows property in the future due to interest rate fluctuations. In the past, the Partnership experienced a net loss from operations primarily due to the high degree of debt service discussed previously. Although the Mission Park property has stabilized, management estimates that the Partnership may experience operating losses from Shadowridge Meadows in the future unless the mortgage indebtedness balance (and related interest expense burden) is permanently reduced and/or restructured.

Operating revenues for the year ended December 31, 1995 decreased by $448,333 compared to the year ended December 31, 1994 primarily due to the loss of revenues generated by the Margarita Summit property in 1995. Depreciation and amortization also decreased by $337,786 in 1995 due to the loss of Margarita Summit.

Interest expense decreased approximately $468,688 primarily due to the loss of Margarita Summit, and the reduced loan balances resulting from the bankruptcy.

During 1995 the Partnership recorded an extraordinary gain on forgiveness of debt totaling $4,446,019. The total gain was comprised of the reversal of $1,433,394 of previously accrued interest that was disqualified by the Plan, $999,000 resulting from the forgiveness of debt related to the Margarita Summit foreclosure, and $2,013,625 forgiveness of debt unrelated to the reorganization, due to a mortgage obligation forgiven by the previous lender on the Mission Park property.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and subsidiary as of December 31, 1996 and 1995 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/Coopers & Lybrand L.L.P.





San Diego, California
February 4, 1997

               INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                    (A California Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995
                                                     1996         1995
                                                  ___________  ___________
ASSETS
Rental properties:
  Land                                            $ 7,778,365  $ 7,778,365
  Buildings and improvements                       23,455,047   23,410,664
                                                  ___________  ___________
                                                   31,233,412   31,189,029
  Less accumulated depreciation and impairments   (10,545,531)  (9,735,490)
                                                  ___________  ___________
                                                   20,687,881   21,453,539

Cash and cash equivalents                             244,582      153,735
Prepaid expenses and other assets, net of
 accumulated amortization of $61,434 and
 $33,891, respectively                                544,455      546,594
                                                  ___________  ___________
                                                  $21,476,918  $22,153,868
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued liabilities        $    81,473  $   131,169
  Accrued interest payable                            123,392       58,506
  Security deposits                                   184,355      165,201
  Mortgage loans payable                           19,788,869   19,966,935
  Loan payable to affiliate                            55,300      102,000
                                                  ___________  ___________
                                                   20,233,389   20,423,811

Commitments

Partners' capital                                   1,253,529    1,740,057
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $21,476,918  $22,153,868
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                       (A California Limited Partnership)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Years Ended December 31, 1996, 1995 and 1994
                                                         1996           1995           1994
                                                    _____________  _____________  _____________
Revenues:
  Rents                                                $3,429,751     $3,663,206     $4,130,693
  Interest                                                  6,887         31,714          2,843
  Other                                                   140,343        201,464        211,181
                                                    _____________  _____________  _____________
      Total revenues                                    3,576,981      3,896,384      4,344,717
                                                    _____________  _____________  _____________
Expenses:
  Operating expenses                                    1,726,424      2,073,775      2,195,909
  Depreciation and amortization                           837,763        863,536      1,201,322
  Interest and penalties                                1,499,322      1,647,363      2,116,051
  Write down of land and building                              -              -       3,900,000
                                                    _____________  _____________  _____________
      Total expenses                                    4,063,509      4,584,674      9,413,282
                                                    _____________  _____________  _____________
Loss before reorganization item                          (486,528)      (688,290)    (5,068,565)

Reorganization item, professional fees                         -              -         254,175
                                                    _____________  _____________  _____________

Loss before extraordinary item                           (486,528)      (688,290)    (5,322,740)

Extraordinary item:
  Gain on forgiveness of debt                                  -       4,446,019             -
                                                    _____________  _____________  _____________
Net income (loss)                                      $ (486,528)    $3,757,729    $(5,322,740)
                                                    =============  =============  =============

Per limited partnership unit data:
  Loss before extraordinary gain                          $(18.06)       $(28.48)      $(282.73)
  Extraordinary gain                                      $    -         $184.01       $     -
                                                    _____________  _____________  _____________
  Net income (loss)                                       $(18.06)       $155.53       $(282.73)
                                                    =============  =============  =============
Weighted average limited partnership units                 26,926         24,161         18,826
                                                    =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                    INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                         (A California Limited Partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
               For the Years Ended December 31, 1996, 1995, and 1994

                                                  Limited Partners
                                                  ________________
                                                                Class A
                                    General       Original      Original
                                    Partner       Partners      Partners       Total
                                  ____________  ____________  ____________  ____________
Balance, December 31, 1993         $(2,190,353)   $3,540,680    $       -     $1,350,327

Net Loss                            (1,782,060)   (3,540,680)           -     (5,322,740)
                                  ____________  ____________  ____________  ____________

Balance, December 31, 1994          (3,972,413)           -             -     (3,972,413)

Net Income                           3,757,729            -             -      3,757,729

Issuance of 8,099 Class A
partnership units, net of
issuance costs                              -             -      1,954,741     1,954,741
                                  ____________  ____________  ____________  ____________

Balance, December 31, 1995            (214,684)           -      1,954,741     1,740,057

Net Loss                               (72,979)           -       (413,549)     (486,528)
                                  ____________  ____________  ____________  ____________

Balance, December 31, 1996           $(287,663)   $       -     $1,541,192    $1,253,529
                                  ============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                                INCOME GROWTH PARTNERS, LTD. X
                              (A California Limited Partnership)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended December 31, 1996, 1995 and 1994

                                                               1996         1995         1994
                                                           ___________  ___________  ___________
Cash flows from operating activities:
  Net income (loss)                                          $(486,528)  $3,757,729  $(5,322,740)
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization                             837,763      863,536    1,201,322
     Write down of land and buildings                               -            -     3,900,000
     Write off of refinancing deposit and deferred costs            -        67,805           -
     Extraordinary gain on forgiveness of debt                      -    (4,446,019)          -
     Increase in prepaid expenses and other assets             (25,584)    (284,979)     (29,555)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                (49,695)  (1,327,449)     518,022
       Security deposits                                        19,154      (42,674)      (5,115)
       Accrued interest payable                                 64,886       58,506       52,229
                                                           ___________  ___________  ___________
        Net cash provided (used) by operating activities       359,996   (1,353,545)     314,163
                                                           ___________  ___________  ___________
Cash flows from investing activities:
  Capital expenditures                                         (44,383)     (98,273)          -
                                                           ___________  ___________  ___________
        Net cash used in investing activities                  (44,383)     (98,273)          -
                                                           ___________  ___________  ___________
Cash flows from financing activities:
  Sale of Partnership units                                         -     2,024,991           -
  Payments of issuance costs                                        -       (70,250)          -
  Principal payments under mortgage debt                      (178,066)    (512,856)    (251,748)
  Principal payments to affiliate                              (46,700)     (17,028)          -
                                                           ___________  ___________  ___________
        Net cash provided (used) by financing activities      (224,766)   1,424,857     (251,748)
                                                           ___________  ___________  ___________
        Net increase (decrease) in cash and
         cash equivalents                                       90,847      (26,961)      62,415

Cash and cash equivalents at beginning of year                 153,735      180,696      118,281
                                                           ___________  ___________  ___________
        Cash and cash equivalents at end of year           $   244,582  $   153,735  $   180,696
                                                           ===========  ===========  ===========

Supplemental cash flows information:
  Cash paid for interest                                    $1,434,436   $1,588,857   $2,063,822
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



               INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                    (A California Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation:

Income Growth Partners, Ltd. X (a California limited partnership) (the "Limited Partnership") was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Limited Partnership operates two separate apartment complexes in the Southern California area.

Income Growth Management, Inc. is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 1996, there were approximately 2,082 limited partners in the Partnership.

In January 1994, the Limited Partnership filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for Southern District of California. The statements of operations and statements of cash flows for the year ended December 31, 1994 separately disclose expenses and cash transactions, respectively, related to the Bankruptcy.

In October 1994, the Limited Partnership filed a Plan of Reorganization (the "Plan") that was confirmed by the Bankruptcy Court in March 1995. In general, the Plan provided for resolution of all claims against the Limited Partnership as of January 26, 1994. The Limited Partnership emerged from Chapter 11 effective in May 1995 having fully satisfied all claims in accordance with the Plan.

The Plan proposed that the Limited Partnership raise additional funds through an offering of Class A Units that have a preferred status over the Original Units. The total proceeds from the offering which closed in June 1995 were approximately $2 million (see Note 4).

Under the provisions of the Plan, the Limited Partnership was allowed to retain ownership of the Mission Park and Shadowridge Meadows properties. However, the Limited Partnership was unable to raise the required capital as of the effective date of the Plan, necessary to retain ownership of its third property, Margarita Summit (see Note 5).

The extraordinary gain on forgiveness of debt reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995 is summarized as follows:

    Discharge of debt due to reorganization
         according to the Plan                        $1,433,394
    Refinancing of Mission Park                        2,013,625
    Foreclosure of Margarita Summit                      999,000
                                                      __________

                                                      $4,446,019
                                                      ==========

During 1995, in exchange for a 99% interest in IGP X, Mission Park Associates, L.P. (the "Subsidiary"), a newly formed California limited partnership, the Limited Partnership contributed certain assets on a tax free basis including a parcel of real property and improvements known as Mission Park Apartments which were recorded at cost. The newly formed Subsidiary is separate and distinct from the Limited Partnership, having separate assets, liabilities and business operations. The Limited Partnership and Subsidiary are collectively referred to as the "Partnership."

2.  Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Limited Partnership and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities at the date of purchase of 90 days or less. The carrying amount of cash equivalents approximates fair value of those instruments due to their short maturity.

Real Estate

Land, buildings and improvements are recorded at the lower of cost or net realizable value. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of 7 to 27 years.

In the event that facts and circumstances indicate that the cost of a property may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the property would be compared to the property's carrying amount to determine if a write-down to fair value is required.

During the fourth quarter of 1994, the Partnership recorded a $3,900,000 write down on its properties, based on independent appraisals of comparable market value.

Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from the dispositions are reported as income or expense.

Deferred Loan Fees

Deferred loan fees are classified with prepaid expenses and other assets and represent expenses incurred in obtaining the Partnership's mortgage loans payable. These fees are being amortized using the straight-line method which approximates the effective interest method over the terms of the related mortgage loans.

Revenue Recognition

Rental revenues are recognized at the beginning of each month based on the current occupancy of the apartments. Amounts not collected by the end of the month are 100% reserved. When such amounts are collected, the reserve is reduced by a corresponding amount. Tenant leases are generally for a term of six months with an option to renew for an additional six months or to rent on a month-to-month basis.

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

Reclassifications

The Partnership changed its method of reporting cash flows from operating activities from the direct method to the indirect method in 1996. Prior period amounts have been reclassified to conform with the current year presentation.

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Supplemental Cash Flow Information:

Excluded from the consolidated statements of cash flows is the effect of certain noncash activities. In 1995, the Partnership assumed a $102,000 note payable to an affiliate for payment of loan origination costs associated with the refinancing of the Mission Park property. The Partnership also incurred approximately $80,000, in 1995, of additional debt in connection with the cure and reinstatement of the mortgage loan related to the Shadowridge Meadows property.

In 1995, the Partnership realized an extraordinary gain of $999,000 as a result of foreclosure on the Margarita Summit property. Such gain was the difference between the carrying value of the property and the related liability of approximately $6,274,000 and $7,273,000, respectively. During 1995, $1,433,000 of liabilities subject to compromise were discharged due to reorganization. The Partnership realized an extraordinary gain of approximately $2,014,000, representing the forgiveness of debt as a result of refinancing its Mission Park property.

4.  Activities of the Partnership:

In October 1994, the original partnership agreement was amended, contingent upon the sale of 8,100 Class A partnership units which was successfully completed in June of 1995. The amended partnership agreement provides that cash distributions from operations are to be determined at the discretion of the general partner. After adequate working capital reserves have been met, cash distributions deemed appropriate by the general partner will be made as set forth, therein.

Pursuant to terms of the amended partnership agreement, net losses are allocated 85% to the limited partners and 15% to the general partner. Losses in excess of the limited partners' capital balances are allocated 100% to the general partner. Net income will be allocated 100% to the general partner until the aggregate net income allocated is equal to the aggregate net losses allocated to the general partner in all previous years. The balance of net income after the initial allocation to the general partner, shall be allocated 85% to the limited partners and 15% to the general partner.

The Class A Units were offered first to existing limited partners, who had the right of first refusal to purchase as many of the new units as they wished subject to the maximum offering and the right of each existing limited partner to purchase at least the same number of Class A Units as Original Units they owned. The cost of each Class A Unit was $250 or 25% of the initial cost of Original Units. Each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. In addition each Class A Unit receives a $500 bonus to be paid from excess cash flow or from liquidation proceeds. All Class A benefits have priority over and are paid prior to distributions on Original Units. No distributions have been made to date.

The general partner or its affiliates manage and control the affairs of the Partnership and have general responsibility for supervising the Partnership's properties and operations. The general partner and affiliates are compensated for these efforts as explained in Note 6.

5.  Mortgage Loans and Loan Payable to Affiliate:

At December 31, 1996 and 1995, mortgage loans and loan payable to affiliate consisted of the following:

                                                   1996          1995
                                               ____________  ____________
Mission Park - first trust deed dated
December 27, 1995, collateralized by land
and buildings and a personal guarantee of the
general partner, interest and principal of
$73,144 payable monthly based on 7.76%
annual interest rate, amortized over 30
years, remaining principal and interest due
January 2006                                    $10,118,364   $10,200,000

Shadowridge Meadows - first trust deed dated
July 26, 1988, collateralized by land and
buildings with interest only payments plus
additional payments of $8,250 per month based
on 11th District cost of funds, plus 2.75%
until August 1997, thereafter these
payments include principal and interest, and
call for periodic increases in interest
rates with remaining principal and interest
due July 31, 1998                                 9,670,505     9,766,935
                                               ____________  ____________
                                                 19,788,869    19,966,935

Note payable to affiliate of general partner
- promissory note dated December 27, 1995,
with simple interest and principal payable
from time to time at the published prime
rate, stated as 8.25% at December 31, 1996,
and due upon demand                                  55,300       102,000
                                               ____________  ____________
                                                $19,844,169   $20,068,935
                                               ============  ============

The carrying amounts of both fixed and variable rate debt instruments approximate their fair value at December 31, 1996.

Future minimum annual principal payments are summarized as follows:

    1997                                     $  249,107
    1998                                      9,676,236
    1999                                        111,960
    2000                                        120,964
    2001                                        130,692
    Thereafter                                9,555,210
                                            ___________
                                            $19,844,169
                                            ===========

6.  Related Party Transactions:

Following is a description of related party transactions for the three years ended December 31, 1996 that have not otherwise been disclosed:

Management Fees

The Partnership's properties are managed by an affiliate of the general partner who receives a management fee equal to 4% and 5% of the operating revenues generated by Shadowridge Meadows and Mission park, respectively. Management fees aggregated approximately $167,000, $175,000 and $182,000 in 1996, 1995 and 1994, respectively.

Administrative Costs

The general partner is entitled to reimbursement of actual costs incurred in furnishing certain administrative services and facilities to the Partnership, including accounting, data processing, duplication, transfer agent expenses, and professional fees. These reimbursements aggregated $68,600, $81,100 and $45,900 in 1996, 1995 and 1994, respectively.

Note Receivable from General Partner

At December 31, 1996 and 1995, a non-interest bearing note receivable of $10,000 was due from the general partner for their initial partnership capital contribution.

7.  Commitments:

Activities of General Partner

The general partner of the Partnership also serves as the general partner in several other real estate partnerships. To the extent that operations of these partnerships require significant financial resources of the general partner or adversely affect the liquidity of the general partner, the general partner's ability to operate and/or manage the affairs of the Partnership could be impaired.

8.  Concentration of Credit Risk:

The Partnership maintains cash accounts which may exceed FDIC insured levels at one financial institution. All of the Partnership's cash equivalents are held in a U.S. Treasury Money Fund which invests in short-term U.S. Treasury securities. The Partnership has not experienced any losses to date on its cash or cash equivalents.

                                                                                                                    SCHEDULE III
                                         INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                               (A California Limited Partnership)

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        December 31, 1996

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
________________________  ____________  __________  ____________  __________________  _____________  __________  ______________
                                                                                                        (A)
As of December 31, 1996:
 184-unit apartment         $9,670,505  $3,294,260    $9,821,589  Building                  $49,401  $3,294,260      $9,885,616
 building located in                                              Paving/grading              9,552
 Vista, CA (Shadowridge                                           Computer equipment          5,074
 Meadows)


 264-unit apartment         10,118,364   4,484,105    13,490,802  Building                   54,773   4,484,105      13,569,441
 building located in                                              Paving/grading             18,162
 San Marcos, CA                                                   Office furniture/             630
 (Mission Park)                                                    fixture
                                                                  Computer equipment          5,074

 143-unit apartment                  0   1,600,242     9,072,986  Disposal of           (10,673,228)          0               0
 building located in                                               property due to
 Southern Riverside                                                foreclosure
 County, CA (Margarita
 Summit)                  ____________  __________  ____________                      _____________  __________  ______________
                           $19,788,869  $9,378,607   $32,385,377                       $(10,530,562) $7,778,365     $23,455,057
                          ============  ==========  ============                      =============  ==========  ==============

(A) The aggregate cost for federal income tax purposes is the same as reported above.
(Schedule continued below)

                                                                                                                    SCHEDULE III
                                                                                                          (Continued from above)

                               Gross Amount at Which
                             Carried at Close of Period
                          __________________________________
                                        Total                 Accumulated      Date of         Date
      Description         (Land and Building & Improvements)  Depreciation  Construction     Acquired        Depreciable Life
________________________  __________________________________  ____________  _____________  _____________  _______________________
                                                                  (B)
As of December 31, 1996:
 184-unit apartment                              $13,179,876    $4,444,888  January 1988   November 1988  27 years-building &
 building located in                                                                                      improvement; 7-10 years
 Vista, CA (Shadowridge                                                                                   landscape, furniture &
 Meadows)                                                                                                 equipment


 264-unit apartment                               18,053,546     5,056,045  May 1989       August 1989    Same
 building located in
 San Marcos, CA
 (Mission Park)


 143-unit apartment                                        0             0  February 1989  March 1990     Same
 building located in
 Southern Riverside
 County, CA (Margarita
 Summit)                  __________________________________  ____________
                                                 $31,233,422   $10,500,933
                          ==================================  ============

(B) These amounts include write downs on Mission Park and Shadowridge Meadows of $1.2 million and $1.6 million respectively.
    See Note 2 to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None during the fiscal year ended December 31, 1996.

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

Class A Units   John W. Baer                     609.0000              7.5%
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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements

  The following Financial Statements of the Partnership and related Notes to Financial Statements and Accountants' Report are filed herewith:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 1996 and 1995

    Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

    Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 1996, 1995, and 1994

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

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

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report

(c)  Exhibits

  See Exhibit 27.6 "Financial Data Schedule" contained in this report.

(d)  Financial Statement Schedule

  The Financial Statement Schedule listed in Item (a) (2) above is attached hereto.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 28, 1997

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

      Signatures               Title and Capacity               Date
_____________________          __________________           ______________



/s/ David W. Maurer                  (1) (2)                March 28, 1997
David W. Maurer



/s/ Timothy C. Maurer                (1) (3)                March 28, 1997
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

27.6        Financial Data Schedule                                Attached

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