Form 10-Q
period 1997-03-31
INCOME GROWTH PARTNERS LTD X
filed 1997-05-14
CIK 830051

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              March 31, 1997

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

The number of the registrant's Original Limited Partnership Units outstanding as of May 5, 1997 was 18,826.5. The number of the registrant's Class A Units outstanding as of May 5, 1997 was 8,100.


                     PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                       CONSOLIDATED BALANCE SHEETS
                                                   March 31,   December 31,
                                                     1997         1996
                                                  ___________  ___________
                                                  (Unaudited)
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 7,778,365
  Buildings and improvements                       23,497,886   23,455,047
                                                  ___________  ___________
                                                   31,276,251   31,233,412
  Less accumulated depreciation and impairments   (10,758,340) (10,545,531)
                                                  ___________  ___________
                                                   20,517,911   20,687,881
Other assets:
  Cash and cash equivalents                           298,396      244,582
  Prepaid expenses and other assets                   596,657      544,455
                                                  ___________  ___________
                                                      895,053      789,037
                                                  ___________  ___________
                                                  $21,412,964  $21,476,918
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                            $19,740,754  $19,788,869

Other liabilities:
  Accounts payable and accrued liabilities            191,513       81,473
  Accrued interest payable                            123,392      123,392
  Security deposits                                   189,803      184,355
  Loan payable to affiliate                            43,000       55,300
                                                  ___________  ___________
                                                   20,288,462   20,233,389
Commitments

Partners' capital                                   1,134,502    1,253,529
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $21,412,964  $21,476,918
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

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                     For the three months ended:
                                     Mar 31, 1997   Mar 31, 1996
                                     _____________  _____________
Revenues:
  Rents                                 $  886,959     $  844,827
  Other                                     39,625         35,343
                                     _____________  _____________
     Total revenues                        926,584        880,170
                                     _____________  _____________
Expenses:
  Interest                                 379,392        395,031
  Operating expenses (excluding
   depreciation and amortization)          443,328        524,915
  Depreciation and amortization            222,892        212,544
                                     _____________  _____________
     Total expenses                      1,045,612      1,132,490
                                     _____________  _____________
Net loss                                  (119,028)      (252,320)
                                     =============  =============
Net loss per limited
 partnership unit                       $    (4.42)    $    (9.37)
                                     =============  =============
Weighted average limited
 partnership units outstanding              26,926         26,926
                                     =============  =============

The accompanying notes are an integral part of the financial statements.

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31
                             (UNAUDITED)

                                                               1997         1996
                                                           ___________  ___________
Cash flows from operating activities:
  Net loss                                                   $(119,028)  $ (252,320)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                             222,892      212,544
     Increase in prepaid expenses and other assets             (62,283)     (69,477)
     Increase in:
       Accounts payable and accrued liabilities                110,039      135,826
       Security deposits                                         5,448        3,878
       Accrued interest payable                                     -        65,600
                                                           ___________  ___________
        Net cash provided by operating activities              157,068       96,051
                                                           ___________  ___________
Cash flows from investing activities:
  Capital expenditures                                         (42,839)      (1,072)
                                                           ___________  ___________
        Net cash used in investing activities                  (42,839)      (1,072)
                                                           ___________  ___________
Cash flows from financing activities:
  Principal payments under mortgage debt                       (48,115)          -
  Principal payments to affiliate                              (12,300)     (14,416)
                                                           ___________  ___________
        Net cash used by financing activities                  (60,415)     (14,416)
                                                           ___________  ___________
        Net increase in cash and cash equivalents               53,814       80,563

Cash and cash equivalents at beginning of period               244,582      153,735
                                                           ___________  ___________
        Cash and cash equivalents at end of period         $   298,396  $   234,298
                                                           ===========  ===========

The accompanying notes are an integral part of the financial statements.

             INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997
                             (UNAUDITED)

1.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California Limited Partnership, and Subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1996 filed on Form 10K.

The accompanying consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partners, necessary for a fair presentation of the financial condition, results of operations and cash flows for periods presented. However, these results are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the Income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The effect of SFAS No. 128 is not expected to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto filed herewith.

a.      Liquidity and Capital Resources

Historically, the Limited Partnership was dependent upon proceeds from the sale of Original Units to meet its operating obligations, including debt service requirements. Since 1992, however, the Limited Partnership's primary source of liquidity has been from cash generated from operations. The Partnership has been able to generate sufficient cash flow to cover its expenses and continue rebuilding cash reserves during 1997 due to the $2 million in capital raised in 1995, the $476,000 debt paydown on Shadowridge Meadows, and the $2 million debt reduction resulting from the refinancing of Mission Park.

Although the Partnership successfully refinanced the Mission Park mortgage at a fixed annual interest rate of 7.76%, it remains sensitive to interest rates because the Shadowridge Meadows property remains highly leveraged and subject to a variable interest rate. If interest rates increase more rapidly than market rents, the Partnership may have to fund shortfalls from cash reserves. Furthermore the loan on Shadowridge Meadows matures in July 1998. If the Partnership is unable to refinance by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

Mortgage indebtedness on the properties remains high, which may make it difficult for the properties to service their debt through Partnership operations. In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from cash reserves, the Partnership may have to take one or more alternative courses of action. The general partners would then determine, based on their analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include, the sacrifice of one or more of the properties to reduce negative cash flow, the sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

The Partnership changed its method of reporting cash flows from the direct method to the indirect method in 1996. Prior period amounts have been reclassified to conform with the current year presentation. Net cash provided by operating activities for the three month period ended March 31, 1997 was $157,068 compared to net cash provided by operating activities of $96,051 for the same period in 1996. The principal reason for this difference is increased income due to a recovery in the rental market.

b.      Results of Operations

On March 31, 1997 the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 96% and 100%, respectively, compared to 94% and 98%, respectively, on March 31, 1996, and 99% and 96%, respectively, on December 31, 1996.

Total revenues for the three month period ended March 31, 1997 increased approximately $46,414 compared to the same period in 1996 due to a recovery in the rental market. Operating expenses, excluding depreciation and amortization, for the three month period ended March 31, 1997 decreased approximately $81,587 compared to the same period in 1996 primarily due to reduced refurbishment expenses. Interest expense decreased approximately $15,639 for the three month period ended March 31, 1997 compared to the same period in 1996 primarily due to a decrease in the 11th District Cost of Funds index used to calculate the interest rate on the Shadowridge Meadows mortgage. Depreciation and amortization expense increased by $10,348 for the three month period ended March 31, 1997 compared to the same period in 1996 due to fixed asset additions.

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

Date: May 14, 1997


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

   27.7      Financial Data Schedule                              Attached