Form 10-Q
period 1997-06-30
INCOME GROWTH PARTNERS LTD X
filed 1997-08-15
CIK 830051

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              June 30, 1997

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

The number of the registrant's Original Limited Partnership Units outstanding as of July 31, 1997 was 18,826.5. The number of the registrant's Class A Units outstanding as of July 31, 1997 was 8,100.


                     PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                       CONSOLIDATED BALANCE SHEETS
                                                   June 30,    December 31,
                                                     1997         1996
                                                  ___________  ___________
                                                  (Unaudited)
ASSETS
Land and buildings:
  Land                                            $ 7,778,365  $ 7,778,365
  Buildings and improvements                       23,543,612   23,455,047
                                                  ___________  ___________
                                                   31,321,977   31,233,412
  Less accumulated depreciation and impairments   (10,971,150) (10,545,531)
                                                  ___________  ___________
                                                   20,350,827   20,687,881
Other assets:
  Cash and cash equivalents                           258,240      244,582
  Prepaid expenses and other assets                   688,365      544,455
                                                  ___________  ___________
                                                      946,605      789,037
                                                  ___________  ___________
                                                  $21,297,432  $21,476,918
                                                  ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                            $19,700,126  $19,788,869

Other liabilities:
  Accounts payable and accrued liabilities            255,169       81,473
  Accrued interest payable                            119,111      123,392
  Security deposits                                   193,890      184,355
  Loan payable to affiliate                            43,000       55,300
                                                  ___________  ___________
                                                   20,311,296   20,233,389
Commitments

Partners' capital                                     996,136    1,253,529
Note receivable from general partner                  (10,000)     (10,000)
                                                  ___________  ___________
                                                  $21,297,432  $21,476,918
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

                                         INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                                              (A California Limited Partnership)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                      For the three months ended:   For the six months ended:
                                     June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                     _____________  _____________  _____________  _____________
Revenues:
  Rents                                 $  902,231     $  847,347     $1,789,190     $1,692,174
  Other                                     37,111         40,071         76,736         75,414
                                     _____________  _____________  _____________  _____________
     Total revenues                        939,342        887,418      1,865,926      1,767,588
                                     _____________  _____________  _____________  _____________
Expenses:
  Interest                                 386,876        395,016        766,268        790,047
  Operating expenses (excluding
   depreciation and amortization)          467,791        333,377        911,119        858,292
  Depreciation and amortization            223,039        213,071        445,931        425,616
                                     _____________  _____________  _____________  _____________
     Total expenses                      1,077,706        941,464      2,123,318      2,073,955
                                     _____________  _____________  _____________  _____________
  Net loss                              $ (138,364)    $  (54,046)    $ (257,392)    $ (306,367)
                                     =============  =============  =============  =============
  Net loss per limited
   partnership unit                     $    (5.14)    $    (2.01)    $    (9.56)    $   (11.38)
                                     =============  =============  =============  =============
  Weighted average limited
   partnership units outstanding            26,926         26,926         26,926         26,926
                                     =============  =============  =============  =============

The accompanying notes are an integral part of the financial statements.

              INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30
                             (UNAUDITED)

                                                               1997         1996
                                                           ___________  ___________
Cash flows from operating activities:
  Net loss                                                   $(257,392)  $ (306,367)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                             445,931      425,616
     Increase in prepaid expenses and other assets            (164,222)     (32,788)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                173,695      (24,910)
       Security deposits                                         9,535       13,493
       Accrued interest payable                                 (4,281)      64,488
                                                           ___________  ___________
        Net cash provided by operating activities              203,266      139,532
                                                           ___________  ___________
Cash flows from investing activities:
  Capital expenditures                                         (88,565)      (9,838)
                                                           ___________  ___________
        Net cash used in investing activities                  (88,565)      (9,838)
                                                           ___________  ___________
Cash flows from financing activities:
  Principal payments under mortgage debt                       (88,743)     (36,390)
  Principal payments to affiliate                              (12,300)     (46,700)
                                                           ___________  ___________
        Net cash used by financing activities                 (101,043)     (83,090)
                                                           ___________  ___________
        Net increase in cash and cash equivalents               13,658       46,604

Cash and cash equivalents at beginning of period               244,582      153,735
                                                           ___________  ___________
        Cash and cash equivalents at end of period         $   258,240  $   200,339
                                                           ===========  ===========

The accompanying notes are an integral part of the financial statements.

             INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                   (A California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997
                             (UNAUDITED)

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

2.     Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the Income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The effect of SFAS No. 128 is not expected to have any impact on the Partnership's previously reported earnings per partnership unit.

In February 1997, FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements for this statement which are effective for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Partnership for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The Partnership does not expect this pronouncement to materially impact the Partnership's results of operations.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Partnership for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Partnership does not expect this pronouncement to materially change the Partnership's current reporting and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto filed herewith.

a.      Liquidity and Capital Resources

Historically, the Limited Partnership was dependent upon proceeds from the sale of Original Units to meet its operating obligations, including debt service requirements. Since 1992, however, the Limited Partnership's primary source of liquidity has been from cash generated from operations. The Partnership has been able to generate sufficient cash flow to cover its expenses and continue rebuilding cash reserves during 1997. Contributing factors were increased occupancy rates and higher average rents in 1997, as well as capital raised from the sale of Class A Units and debt restructuring activities in 1995.

Although the Partnership successfully refinanced the Mission Park mortgage at a fixed annual interest rate of 7.76%, it remains sensitive to interest rates because the Shadowridge Meadows property remains highly leveraged and subject to a variable interest rate. If interest rates increase more rapidly than market rents, the Partnership may have to fund shortfalls from cash reserves. Furthermore the loan on Shadowridge Meadows matures in July 1998. The Partnership is currently exploring refinancing options for this property. If the Partnership is unable to refinance by that time, the Partnership may have to restructure the existing loan, file another bankruptcy petition, sell the property, or risk losing the property to foreclosure.

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

The Partnership changed its method of reporting cash flows from the direct method to the indirect method in 1996. Prior period amounts have been reclassified to conform with the current year presentation. Net cash provided by operating activities for the six month period ended June 30, 1997 was $203,266 compared to net cash provided by operating activities of $139,532 for the same period in 1996. The principal reason for this difference is increased income due to a recovery in the rental market.

b.      Results of Operations

On June 30, 1997 the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 95% and 97%, respectively, compared to 94% and 99%, respectively, on June 30, 1996, and 99% and 96%, respectively, on December 31, 1996.

Total revenues for the three and six month periods ended June 30, 1997 increased approximately $51,924 and $97,016, respectively, compared to the same periods in 1996 due to a recovery in the rental market. Operating expenses, excluding depreciation and amortization, for the three and six month periods ended March 31, 1997 increased approximately $134,414 and $52,827, respectively, compared to the same periods in 1996 primarily due to increased refurbishment expenses. Interest expense decreased approximately $8,140 and $23,779, respectively, for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 primarily due to a decrease in the 11th District Cost of Funds index used to calculate the interest rate on the Shadowridge Meadows mortgage. Depreciation and amortization expense increased by $9,968 and $20,315, respectively, for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 due to fixed asset additions.

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

Date: August 14, 1997


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

   27.8      Financial Data Schedule                              Attached