Form 10-Q
period 1997-09-30
INCOME GROWTH PARTNERS LTD X
filed 1997-11-13
CIK 830051

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

                For the quarter period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 0-18528

                         INCOME GROWTH PARTNERS, LTD. X
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                     33-0274177
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

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

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                   ----------

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           1997           1996
                                                       -------------  ------------
                                                        (UNAUDITED)

ASSETS

Rental properties:
      Land                                            $  7,778,365    $  7,778,365
      Buildings and improvements                        23,571,531      23,455,047
                                                      ------------    ------------
                                                        31,349,896      31,233,412
      Less accumulated depreciation and impairments    (11,183,959)    (10,545,531)
                                                      ------------    ------------
                                                        20,165,937      20,687,881

Other assets:
      Cash and cash equivalents                            240,261         244,582
      Prepaid expenses and other assets                    792,198         544,455
                                                      ------------    ------------
                                                         1,032,459         789,037
                                                      ------------    ------------
                                                      $ 21,198,396    $ 21,476,918
                                                      ============    ============
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                $ 19,640,605    $ 19,788,869

Other liabilities:
      Accounts payable and accrued liabilities             299,499          81,473
      Accrued interest payable                             119,111         123,392
      Security deposits                                    201,952         184,355
      Loan payable to affiliate                             43,000          55,300
                                                      ------------    ------------
                                                        20,304,167      20,233,389

Commitments

Partners' capital                                          904,229       1,253,529
Note receivable from general partner                       (10,000)        (10,000)
                                                      ------------    ------------
                                                      $ 21,198,396    $ 21,476,918
                                                      ============    ============



               The accompanying notes are an integral part of the
                              financial statements.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                   ----------


                                                 FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                 1997           1996           1997           1996
                                             -----------    -----------    -----------    -----------
Revenues:
     Rents                                   $   922,233    $   867,611    $ 2,711,423    $ 2,559,785
     Other                                        32,774         38,025        109,512        113,438
                                             -----------    -----------    -----------    -----------
                 Total revenues                  955,007        905,636      2,820,935      2,673,223
                                             -----------    -----------    -----------    -----------

Expenses:
     Interest                                    367,983        330,307      1,134,252      1,120,354
     Operating expenses (excluding
         depreciation and amortization)          454,593        416,969      1,366,796      1,275,261
     Depreciation and amortization               223,254        240,106        669,186        665,722
                                             -----------    -----------    -----------    -----------
                 Total expenses                1,045,830        987,382      3,170,234      3,061,337
                                             -----------    -----------    -----------    -----------

Net loss                                         (90,823)   $   (81,746)   $  (349,299)   $  (388,114)
                                             ===========    ===========    ===========    ===========

Net loss per limited partnership unit        $     (3.37)   $     (3.04)   $    (12.97)   $    (14.41)
                                             ===========    ===========    ===========    ===========

Weighted average limited partnership units
     outstanding                                  26,926         26,926         26,926         26,926
                                             ===========    ===========    ===========    ===========




               The accompanying notes are an integral part of the
                              financial statements.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                   ----------

                                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                                           1997            1996
                                                                       -------------   -------------
Cash flows from operating activities:
     Net loss                                                            $(349,299)     $(388,114)
     Adjustments to reconcile net loss to net cash provided
         by operating activities:
             Depreciation and amortization                                 669,186        665,722
             Increase in prepaid expenses and other assets                (278,501)       (80,491)
             Increase (decrease) in:
                 Accounts payable and accrued liabilities                  218,025         16,784
                 Security deposits                                          17,597         19,516
                 Accrued interest payable                                   (4,281)        67,874
                                                                         ---------      ---------
                      Net cash provided by operating activities            272,727        301,291
                                                                         ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                                   (116,484)       (52,795)
                                                                         ---------      ---------

               Net cash used in investing activities                      (116,484)       (51,795)
                                                                         ---------      ---------

Cash flows from financing activities:
        Principal payments under mortgage debt                            (148,264)      (129,965)
        Principal payments to affiliate                                    (12,300)       (46,700)
                                                                         ---------      ---------

               Net cash used by financing activities                      (160,564)      (176,665)
                                                                         ---------      ---------

               Net increase (decrease)  in cash and cash equivalents        (4,321)        71,831

Cash and cash equivalents at beginning of period                           244,582        153,735
                                                                         ---------      ---------

               Cash and cash equivalents at end of period                $ 240,261      $ 225,566
                                                                         =========      =========



               The accompanying notes are an integral part of the
                              financial statements.


                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


 1.     BASIS OF FINANCIAL STATEMENT PRESENTATION:
        The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1996 filed on Form 10K.

        The accompanying consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partners, necessary for a fair presentation of the financial condition, results of operations and cash flows for period presented. However, these results are not necessarily indicative of results for a full year.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

 2.     RECENT ACCOUNTING PRONOUNCEMENTS:
        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 128, Earnings Per Share. SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The effect of SFAS No. 128 is not expected to have any impact on the Partnership's previously reported earnings per partnership unit.

        In February 1997, FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements for this statement which are effective for periods ending after December 15, 1997.



   Continued                            4

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

 2.     RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:
        In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Partnership for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The Partnership does not expect this pronouncement to materially impact the Partnership's results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

        a. Liquidity and Capital Resources:

           Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 1997, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.



Continued                                5

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        As of September 30, 1997, the Partnership's properties, Shadowridge Meadows and Mission Park, remain highly leveraged. The Mission Park mortgage was refinanced in December 1995 at a fixed interest rate of 7.76%. The Shadowridge Meadows mortgage was refinanced subsequent to September 30, 1997 at a fixed interest rate of 7.49%.


        Despite the refinancings, mortgage indebtedness on the properties remains high, which may make it difficult for the properties to service their debt through Partnership operations. In the event that one or more of the properties is unable to support its debt service and the Partnership is unable to cover operational shortfalls from cash reserves, the Partnership may have to take one or more alternative courses of action. The general partners would then determine, based on their analysis of relevant economic conditions and the status of the properties, a course of action intended to be consistent with the best interests of the Partnership. Possible courses of action might include the sacrifice, sale or refinancing of one or more of the properties, the entry into one or more joint venture partnerships with other entities, or the filing of another bankruptcy petition.

        The Partnership changed its method of reporting cash flows from the direct method to the indirect method in 1996. Prior period amounts have been reclassified to conform with the current year presentation. Net cash provided by operating activities for the nine month period ended September 30, 1997 was $272,727 compared to net cash provided by operating activities of $301,291 for the same period in 1996. The principal reason for this difference is increased deferred expenses related to the refinancing of Shadowridge Meadows.

     b. Results of Operations:

        COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

        Rental revenue for the three months ended September 30, 1997 was approximately $922,000, an increase of 6% over rents of approximately $868,000 in the comparable period in 1996. The increase is primarily attributable to an increase in average occupancy from 96.5% at September 30, 1996 to 98% at September 30, 1997 and to increases in monthly tenant rental rates.


Continued                              6

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

                Interest expense for the three months ended September 30, 1997 was approximately $368,000, an increase of 11% over interest expense of approximately $330,000 in the comparable period in 1996. The increase is primarily attributable to increases in the variable interest rate on the Shadowridge Meadows property.

                Operating expense for the three months ended September 30, 1997 were $455,000, an increase of 9% over operating expense of $417,000 in the comparable period in 1996. The increase is primarily attributable to an increase in refurbishment expenses.

                Depreciation and amortization expenses for the three months ended September 30, 1997 were $223,000, a decrease of 7% over depreciation and amortization expenses of $240,000 in the comparable period in 1996. The decrease is primarily attributable to non-recurring loan refinancing fee amortization recorded during the three months ended September 30, 1996.

                COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                Rental revenue for the nine months ended September 30, 1997 was approximately $2,711,000, an increase of 6% over rents of approximately $2,560,000 in the comparable period in 1996. The increase is primarily attributable to an increase in occupancy from 96.5% at September 30, 1996 to 98% at September 30, 1997 and to increases in monthly tenant rental rates.

                Interest expense for the nine months ended September 30, 1997 was approximately $1,134,000, an increase of 1% over interest expense of approximately $1,120,000 in the comparable period in 1996. The increase is primarily attributable to increases in the variable interest rate on the Shadowridge Meadows property.

                Operating expense for the nine months ended September 30, 1997 were $1,367,000, an increase of 7% over operating expense of $1,275,000 in the comparable period in 1996. The increase is primarily attributable to an increase in refurbishment expenses.

                Depreciation and amortization expenses for the nine months ended September 30, 1997 was approximately $669,000, an increase of 1% over depreciation and amortization expenses of approximately $666,000 in the comparable period in 1996. The increase is primarily attributable to increased loan costs and loan fees resulting from preparation of the refinancing for Shadowridge Meadows.


Continued                                 7

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        There are no pending legal proceedings which may have a material adverse effect on the Partnership. However, the Partnership is involved in small claims court proceedings against certain present or former tenants of its apartment complexes with regard to landlord-tenant matters, all of which are considered to be in the ordinary course of its business.


ITEM 2. CHANGES IN SECURITIES:

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None

ITEM 5. OTHER INFORMATION:

        None

ITEM 6. EXHIBITS AND REPORTS  ON FORM 8-K:

        None