Form 10-K405
period 1997-12-31
INCOME GROWTH PARTNERS LTD X
filed 1998-03-27
CIK 830051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from ____ to ____

                         Commission File Number 0-18528

        INCOME GROWTH PARTNERS, LTD. X, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             33-0294177
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1300 Sorrento Valley Road, Suite 108, San Diego, California         92121
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No [ ]

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
PART I

Item 1.     Business........................................................................1

Item 2.     Properties......................................................................3

Item 3.     Legal Proceedings...............................................................4

Item 4.     Submission of Matters to a Vote of Security Holders.............................4

PART II

Item 5.     Market for the Registrant's Units and Related Security Holder Matters...........4

Item 6.     Selected Financial Data.........................................................5

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................6

Item 8.     Financial Statements and Supplementary Data.....................................9

Item 9.     Disagreements on Accounting and Financial Disclosures...........................9

PART III

Item 10.    Directors and Executive Officers of the Registrant..............................9

Item 11.    Executive Compensation.........................................................10

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................10

Item 13.    Certain Relationships and Related Transactions.................................11

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................11

Signatures  ...............................................................................14

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Income Growth Partners, Ltd. X, a California limited partnership (the "Limited Partnership") and subsidiaries (collectively, the "Partnership"), was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Limited Partnership operates two separate apartment complexes in Southern
California: 1) Mission Park and 2) Shadow Ridge Meadows. The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. ("IGM") is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 1997, there were approximately 2,082 limited partners in the Partnership.

The Partnership has no full-time employees. Employees of corporations affiliated with the general partner perform certain administrative and other services on behalf of the Partnership (see Item 13). The Partnership's executive offices are located at 11300 Sorrento Valley Road, Suite 108, San Diego, California 92121 and the Partnership's telephone number is (619) 457-2750.

FINANCING STRATEGY

The Partnership seeks to minimize the cost of financing its properties and will refinance existing loans from time to time to take advantage of prevailing market conditions. The Mission Park and Shadow Ridge Meadows properties were refinanced to prevailing rates during 1995 and 1997, respectively.

COMPETITIVE CONDITIONS

Changes in the national and regional economic climates, changes in local real estate conditions such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership's properties.

LEASES AND INFLATION

Substantially all of the leases at the Partnership's apartment properties are for a period of six months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to release the apartment unit at the prevailing market rate. The short-term nature of these leases generally serves to minimize the risk to the Partnership of the adverse effect of inflation and the Partnership does not believe that inflation has had a material adverse impact on its revenues.

RESTRICTIONS IMPOSED BY LAWS BENEFITING DISABLED PERSONS

Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws exist which also may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although management of the Partnership believes that the properties are substantially in compliance with present requirements, if the properties are not in compliance, the Partnership is likely to incur additional costs to comply with the ADA and the FHAA.

RECENT DEVELOPMENTS

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

The Plan proposed that the Limited Partnership raise additional funds through an offering of Class A Units that have a preferred status over the Original Units. The gross proceeds from the offering, which closed in June 1995, were approximately $2 million.

Under the provisions of the Plan, the Limited Partnership was allowed to retain ownership of the Mission Park and Shadow Ridge Meadows properties. However, the Limited Partnership was unable to raise the capital necessary to retain ownership of its third property, Margarita Summit.

During 1995, on a tax free basis, the Limited Partnership exchanged the Mission Park property for a 99% interest in IGP X Mission Park Associates, L.P., a newly formed California limited partnership (the "Mission Park Subsidiary"). The Mission Park Subsidiary is separate and distinct from the Partnership, having separate assets, liabilities and business operations.

During 1997, on a tax free basis, the Limited Partnership exchanged the Shadow Ridge Meadows property for a 99% interest in IGP X Shadow Ridge Meadows, Ltd., a newly formed California limited partnership (the "Shadow Ridge Meadows Subsidiary"). The Shadow Ridge Meadows Subsidiary is also separate and distinct from the Partnership, having separate assets, liabilities and business operations.

Formation of the Mission Park Subsidiary and the Shadow Ridge Subsidiary had no impact on the Partnership's overall operations, allocation of net income/loss, cash distributions or Partnership assets.


ITEM 2.  PROPERTIES

The Partnership presently owns two properties, as follows:

      MISSION PARK:

      Date of purchase:  August 1989

      Purchase price:  $17,100,000

      1995 impairment write-down:  $1,200,000

      Property Description: A 264-unit apartment complex located in San Marcos, California. The property includes two full-size recreation rooms, two heated swimming pools and spas, night-lighted tennis courts, a satellite cable TV system and covered parking. The building is approximately eight years old. The property contains 215,292 square feet.

      SHADOW RIDGE MEADOWS:

      Date of purchase:  November 1988

      Purchase price:  $12,700,000

      1995 impairment write-down:  $1,600,000

      Property Description: A 184-unit apartment complex located in Vista, California. The property includes a large recreation center, a heated swimming pool and spa, five laundry facilities, a satellite cable TV system and covered parking. The building is approximately eleven years old. The property contains 127,197 square feet.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Partnership's management, are not individually or in the aggregate material to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

(a)   Market Information

      As of December 31, 1997, the outstanding securities of the Partnership included the Original Units and Class A Units held by the limited partners. The Partnership's Amended and Restated Agreement of Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b)   Holders

      As of December 31, 1997, the Partnership's 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 2,082 Limited Partners.

(c)   Dividends

      As a limited partnership, the Partnership does not pay dividends.

      The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

      First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions on cash from operations will be made to the Original Unit holders and 10% to the general partner.

      No distributions had been made through December 31, 1997. As of December 31, 1997 and 1996, cumulative unpaid distributions were approximately $15,900,000 and $15,100,000, respectively.

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY
         HOLDER MATTERS, CONTINUED

      The Partnership distributed $100,000 during January 1998. Cash distributions are determined at the discretion of the general partner. Any future distributions are largely dependent on future income, expenses, debt service and operating reserves and there can be no assurance that future distributions will be paid.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the related notes described in Item 8 herein:

                                            1997           1996            1995          1994           1993
                                        ------------   ------------   ------------   ------------   ------------
Total assets                            $ 21,225,719   $ 21,476,918   $ 22,153,868   $ 28,945,057   $ 33,954,409
Long-term obligations                     19,765,202     19,788,869     19,966,935     29,426,708     29,678,456
Total revenue                              3,791,975      3,576,981      3,896,384      4,344,717      4,418,407
Total expenses                            (4,163,361)    (4,063,509)    (4,584,674)    (9,413,282)    (6,969,061)
Write-down of land and building                    -              -              -      3,900,000              -
Loss before extraordinary item:
    gain on forgiveness of debt             (371,386)      (486,528)      (688,290)    (5,322,740)    (2,550,654)
Extraordinary item:  gain on
    forgiveness of debt                            -              -      4,446,019              -              -
Net income (loss)                           (371,386)      (486,528)     3,757,729     (5,322,740)    (2,550,654)
Net loss per partnership unit
    before extraordinary gain                 (13.79)        (18.06)        (28.48)       (282.73)       (135.49)
Extraordinary gain per partnership unit            -              -         184.01              -              -
Net income (loss) per partnership
    unit                                      (13.79)        (18.06)        155.53        (282.73)       (135.49)
Weighted average limited partnership
 units                                        26,926         26,926         24,161         18,826         18,826

There had been no cash distributions to partners to December 31, 1997. The Partnership distributed $100,000 during January 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith. Historical results and percentage relationships set forth in the consolidated statement of operations in the financial statements, including trends which might appear, should not be taken as indicative of future operations.

(a)   Liquidity and Capital Resources

      In January 1994, the Limited Partnership filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of California.

      Under the provisions of the Plan of Reorganization (the "Plan"), the Limited Partnership was allowed to retain ownership of the Mission Park and Shadow Ridge Meadows properties. Despite $2,025,000 in additional capital from existing investors in the form of Class A Units, the Limited Partnership was unable to raise the necessary capital to retain ownership of its third property, Margarita Summit.

      The Limited Partnership emerged from Chapter 11 effective in May 1995 having fully satisfied all claims in accordance with the Plan.

      Prior to 1996, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During 1997 and 1996, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

      As of December 31, 1997, the Partnership's properties, Shadow Ridge Meadows and Mission Park, remain highly leveraged. The Mission Park mortgage was refinanced in December 1995 at a fixed interest rate of 7.76%. The Shadow Ridge Meadows mortgage was refinanced in October 1997 at a fixed interest rate of 7.49%.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

      The Partnership changed its method of reporting cash flows from the direct method to the indirect method in 1996. Prior period amounts have been reclassified to conform with the current year presentation.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996.

      Net cash provided by operating activities for the year ended December 31, 1997 was $594,000 compared to $360,000 for the same period in 1996. The principal reason for this difference is a decrease in net loss of approximately $115,000 and an increase in accounts payable resulting from the timing of payments.

      Net cash used in investing activities for the year ended December 31, 1997 was $252,000 compared to $44,000 for the same period in 1996. The increase in cash used in investing activities is due primarily to increases in improvements made possible by increased rental revenues.

      Net cash used in financing activities for the year ended December 31, 1997 was $305,000 compared to $225,000 for the same period in 1996. The increase is primarily due to debt issue costs related to the refinancing of the Shadow Ridge Meadows property.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995.

      Net cash provided by operating activities for the year ended December 31, 1996 was $360,000 compared to net cash used by operating activities of $1,354,000 for the same period in 1995. The change is primarily due to a significant decrease in accounts payable resulting from the bankruptcy in 1995.

      Net cash used in investing activities for the year ended December 31, 1996 was $44,000 compared to $98,000 for the same period in 1995. The decrease is primarily due to fewer capital improvements in 1996 over 1995.

      Net cash used by financing activities for the year ended December 31, 1996 was $245,000 compared to net cash provided by financing activities for the year ended December 31, 1995 of $1,425,000. The decrease is primarily attributable to the sale of Class A limited partnership units in 1995.

(b)   Results of Operations

      COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996.

      Rental revenue for the year ended December 31, 1997 was $3,656,000, an increase of 7% over rents of $3,430,000 in the comparable period in 1996. The increase is primarily attributable to an increase in monthly tenant rental rates and occupancy rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

      Interest expense for the year ended December 31, 1997 was $1,544,000, an increase of 1% over interest expense of $1,527,000 in the comparable period in 1996. The increase is primarily attributable to the variable interest rate on the Shadow Ridge Meadows Property. The increase is also attributable to amortization of loan fees related to the refinancing of the Shadow Ridge Meadows Property.

      Operating expense for the year ended December 31, 1997 was $1,782,000, an increase of 3% over operating expense of $1,726,000 in the comparable period in 1996. The increase is primarily attributable to an increase in refurbishment expenses in 1997 over 1996. The increase is also attributable to higher expenses related to increases in occupancy rates.

      Depreciation expense for the year ended December 31, 1997 was $837,000, an increase of 3% over depreciation expense of $810,000 in the comparable period in 1996. The increase is primarily attributable to an increase in capitalized fixed asset expenditures in 1997 over 1996.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995.

      Rental revenue for the year ended December 31, 1996 was $3,430,000, a decrease of 6% over rents of $3,663,000 in the comparable period in 1995. The decrease is primarily attributable to the 1995 foreclosure loss of the Margarita Summit property.

      Interest expense for the year ended December 31, 1996 was $1,527,000, a decrease of 8% over interest expense of $1,660,000 in the comparable period in 1995. The decrease is primarily due to the loss of the Margarita Summit Property in 1995.

      Operating expense for the year ended December 31, 1996 was $1,726,000, a decrease of 17% over operating expense of $2,074,000 in the comparable period in 1995. The decrease is primarily attributable to the 1995 foreclosure loss of the Margarita Summit property.

      Depreciation expense for the year ended December 31, 1996 was $810,000, a decrease of 5% over depreciation expense of $850,000 in the comparable period in 1995. The decrease is primarily due to the loss of the Margarita Summit Property in 1995 offset by increased capitalized fixed asset expenditures in 1996.

(c)   Year 2000

      The Partnership currently uses a prepackaged accounting software on a Novell Netware platform. The software maker has announced that it will not support the current software beginning in the Year 2000. As a result, the Partnership intends to purchase a new accounting system that is Year 2000 compliant. The Partnership believes that the purchase and related training costs will not be material to the Partnership's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 14(a).

1ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 10.  GENERAL PARTNER AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

      The general partner of the Partnership is Income Growth Management, Inc. ("IGM"), a California corporation. The executive officers of IGM do not receive compensation from the Partnership.

      The names, ages and positions of responsibility held by the executive officers and directors of IGM are as follows:

              NAME             AGE                  POSITION
              ----             ---                  --------
          David Maurer          45     President and Director
          Timothy Maurer        48     Secretary and Director
          Robert Green          40     Vice President of Operations and Director

      FAMILY RELATIONSHIPS

      David Maurer and Timothy Maurer are brothers.

      BUSINESS EXPERIENCE

      The following is a brief background of the directors and executive officers of IGM:

      DAVID MAURER has served as President and Director of IGM since 1992, and as President and Director of ENA Corporation ("ENA"), an affiliate of IGM, since 1979. He has been involved in real estate syndication and property management since 1980, and in real estate development and construction since 1974. David was educated at the University of California, San Diego (B.A. 1974).

      TIMOTHY MAURER has served as Chief Financial Officer, Secretary and Director of IGM since 1979. He has been involved in real estate syndication, development, design and construction since 1975. Timothy was educated at the California College of Arts and Crafts, Oakland (B.F.A.
      1972).

      ROBERT GREEN has served as Vice President of Operations and Director since 1988. He has also been the Director of Property Management of ENA since 1988. He has been directly involved in property management since 1980. Robert worked for four years with Coldwell Banker Real Estate Management Services in San Diego managing both commercial and residential property. He also worked for four years with C&R Realty Company managing over 75 residential properties in Oregon and Washington. Robert was educated at Pacific University in Forest Grove, Oregon (B.A. 1980).

ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of Income Growth Management, Inc., the general partner. See Item 13 for compensation to the general partner.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

                            NAME AND ADDRESS OF        AMOUNT AND NATURE OF       PERCENT
        TITLE OF CLASS       BENEFICIAL OWNER          BENEFICIAL OWNERSHIP      OF CLASS
        --------------      -------------------        --------------------      --------
        Class A Units      John W. Baer                     609.0000               7.5%
                           1091 Valley View Court
                           Los Altos, CA  94024

      No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding Original Units or Class A Units.

(b)   Security Ownership of Management

      None of the officers and directors of the Partnership's corporate general partners are the beneficial owners of any Original Units or Class A Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership is entitled to engage in various transactions involving its general partners and its affiliates as described in the Partnership Agreement.

      The table below reflects amounts paid to the general partner or its affiliates during the year ended December 31, 1996:

                                        1997          1996          1995
                                      --------      --------      --------
           Management fees            $179,000      $167,000      $175,000
           Administrative fees         113,000        68,600        81,100
           Loan origination fees        97,500             -       102,000


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Financial Statements

        The following financial statements of the Partnership and related notes to financial statements and accountants' report are filed herewith:

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

        Schedule III - Real Estate and Accumulated Depreciation

        All other schedules are either not required, or the information therein is included in the notes to the audited financial statements.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K, CONTINUED

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)   Exhibits

      The following Exhibit Index lists the exhibits that are either filed as part of this report or incorporated herein by reference from a prior filing.

                                  EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION                            LOCATION
-----------                              -----------                            --------
     2.2            Second Amended Disclosure Statement to Debtor's                (1)
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

                       Equity Interest Holder Ballot for Accepting or
                       Rejecting Debtor's Second Amended Plan of
                       Reorganization;

                       Offering Memorandum for Income Growth Partners, Ltd. X
                       Class A Units dated October 27, 1994 (with Amended and
                       Restated Agreement of Limited Partnership attached as
                       Exhibit B).

     3.1            Articles of Incorporation of IGP X Mission Park, Inc.          (2)

     4.2            Amended and Restated Agreement of Limited Partnership          (3)

     4.3            Agreement of Limited Partnership of IGP X Mission              (2)
                    Park Associates, L.P., A California Limited Partnership

     4.4            Agreement of Limited Partnership of IGP X Shadow Ridge         (6)
                    Meadows, Ltd., A California Limited Partnership

    27.6            Financial Data Schedule                                        (6)

    28.1            Prospectus dated January 3, 1991                               (4)

    28.4            Letter regarding resignation of General Partner                (5)

-------------------------

(1) Incorporated by reference from the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

(2) Incorporated by reference from the Partnership's Current Report on Form 8-K dated December 27, 1995 (Commission File Number 0-18528).

(3) Included as Exhibit "B" to the Partnership's Offering Memorandum for Income Growth Partners, Ltd. X Class A Units dated October 27, 1994, included in
     Exhibit 2.2 incorporated by reference from the Partnership's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

(4) Incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File Number 0-18528).

(5) Incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993 (Commission File Number 0-18528).

(6)  Filed herewith


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  ____________

                                        INCOME GROWTH PARTNERS, LTD. X
                                        (a California Limited Partnership)

                                        By:  Income Growth Management, Inc.
                                             General Partner



                                        By:  /s/ David W. Maurer
                                            -----------------------------------
                                                 David W. Maurer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures               Title and Capacity            Date

      -------------------------       ------------------          ---------

      -------------------------       ------------------          ---------

                                    APPENDIX

                              FINANCIAL STATEMENTS

              INDEX TO FINANCIAL STATEMENTS - ITEM 14 OF FORM 10-K


                                                                                          PAGE
                                                                                          ----
Report of Independent Accountants.........................................................F-2

Consolidated Financial Statements and Notes:

     Balance Sheets as of December 31, 1997 and 1996......................................F-3

     Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995.....................................................F-4

     Statements of Partners' Capital (Deficit) for the Years Ended
     December 31, 1997, 1996 and 1995.....................................................F-5

     Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.....................................................F-6

     Notes to Financial Statements........................................................F-7

     Schedule III - Real Estate and Accumulated Depreciation.............................F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS



Income Growth Partners, Ltd. X,
   a California limited partnership


We have audited the consolidated financial statements and the financial statement schedule of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (collectively, the "Partnership") listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the general partners and the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                          COOPERS & LYBRAND L.L.P.


San Diego, California
February 16, 1998

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                   ----------


                                                              1997              1996
                                                         ------------       ------------
                                     ASSETS

Rental properties:
        Land                                             $  7,078,365       $  7,078,364
        Buildings and improvements                         21,607,078         21,355,047
                                                         ------------       ------------
                                                           28,685,443         28,433,411
        Less accumulated depreciation                      (8,582,492)        (7,745,530)
                                                         ------------       ------------
                                                           20,102,951         20,687,881

Cash and cash equivalents                                     282,293            244,582
Deferred loan fees, net of accumulated amortization
        of $80,873 and $61,434, respectively                  689,294            370,820
Prepaid expenses and other assets                             151,181            173,635
                                                         ------------       ------------
                                                         $ 21,225,719       $ 21,476,918
                                                         ============       ============


                       LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                   $ 19,765,202       $ 19,788,869

Other liabilities:
        Loan payable to affiliates                            113,000             55,300
        Accounts payable and accrued liabilities              148,501             81,473
        Accrued interest payable                              125,623            123,392
        Security deposits                                     201,250            184,355
                                                         ------------       ------------
                                                           20,353,576         20,233,389

Commitments

Partners' capital                                             882,143          1,253,529
Note receivable from general partner                          (10,000)           (10,000)
                                                         ------------       ------------
                                                         $ 21,225,719       $ 21,476,918
                                                         ============       ============


    The accompanying notes are an integral part of the financial statements.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   ----------


                                                              1997              1996              1995
                                                          -----------       -----------       -----------
Revenues:
   Rents                                                  $ 3,655,595       $ 3,429,751       $ 3,663,206
   Interest                                                     8,925             6,887            31,714
   Other                                                      127,455           140,343           201,464
                                                          -----------       -----------       -----------
            Total revenues                                  3,791,975         3,576,981         3,896,384
                                                          -----------       -----------       -----------

Expenses:
   Operating expenses                                       1,782,364         1,726,424         2,073,775
   Depreciation                                               836,962           810,220           850,178
   Interest and penalties                                   1,544,035         1,526,865         1,660,721
                                                          -----------       -----------       -----------
            Total expenses                                  4,163,361         4,063,509         4,584,674
                                                          -----------       -----------       -----------

Loss before extraordinary item                               (371,386)         (486,528)         (688,290)

Extraordinary item:
   Gain on forgiveness of debt                                      -                 -         4,446,019
                                                          -----------       -----------       -----------
Net income (loss)                                         $  (371,386)      $  (486,528)      $ 3,757,729
                                                          ===========       ===========       ===========

Basic and diluted per limited partnership unit data:
   Loss before extraordinary gain                         $    (13.79)      $    (18.06)      $    (28.48)
   Extraordinary gain                                               -                 -            184.01
                                                          -----------       -----------       -----------

   Net income (loss)                                      $    (13.79)      $    (18.06)      $    155.53
                                                          ===========       ===========       ===========

Weighted average limited partnership units                     26,926            26,926            24,161
                                                          ===========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   ----------


                                                          LIMITED PARTNERS
                                                    ------------------------
                                          GENERAL   ORIGINAL     CLASS A
                                          PARTNER   PARTNERS     PARTNERS             TOTAL
                                        -----------  ------   --------------       -----------
Balance, December 31, 1994              $(3,972,413) $    -   $            -       $(3,972,413)

Net income                                3,757,729       -                -         3,757,729

Issuance of 8,099 Class A
partnership units, net of issuance
costs                                             -       -        1,954,741         1,954,741
                                        -----------  ------   --------------       -----------

Balance, December 31, 1995                 (214,684)      -        1,954,741         1,740,057

Net loss                                    (72,979)      -         (413,549)         (486,528)
                                        -----------  ------   --------------       -----------

Balance, December 31, 1996                 (287,663)      -        1,541,192         1,253,529

Net loss                                    (55,708)      -         (315,678)         (371,386)
                                        -----------  ------   --------------       -----------

Balance, December 31, 1997              $  (343,371) $    -      $ 1,225,514       $   882,143
                                        ===========  ======   ==============       ===========


    The accompanying notes are an integral part of the financial statements.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  1997            1996           1995
                                                                              -----------     -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                                          $  (371,386)    $  (486,528)    $ 3,757,729
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation                                                             836,961         810,220         850,178
         Amortization of loan fees                                                 20,103          27,543          13,358
         Write off of refinancing deposit and deferred costs                            -               -          67,805
         Extraordinary gain on forgiveness of debt                                      -               -      (4,446,019)
         Decrease (increase) in prepaid expenses and other assets                  22,454         (25,584)       (284,979)
         Increase (decrease) in:
            Accounts payable and accrued liabilities                               67,028         (49,695)     (1,327,449)
            Security deposits                                                      16,895          19,154         (42,674)
            Accrued interest payable                                                2,231          64,886          58,506
                                                                              -----------     -----------     -----------
               Net cash provided (used) by operating activities                   594,286         359,996      (1,353,545)
                                                                              -----------     -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                                          (252,031)        (44,383)        (98,273)
                                                                              -----------     -----------     -----------
               Net cash used in investing activities                             (252,031)        (44,383)        (98,273)
                                                                              -----------     -----------     -----------

Cash flows from financing activities:
   Sale of Partnership units                                                            -               -       2,024,991
   Payments of debt issuance costs                                                      -               -         (70,250)
   Principal payments under mortgage debt                                         (23,667)       (178,066)       (512,856)
   Loan fees and refinancing costs                                               (338,577)              -               -
   Principal payments to affiliate                                                (14,800)        (46,700)        (17,028)
   Proceeds from affiliate loan                                                    72,500               -               -
                                                                              -----------     -----------     -----------
               Net cash provided (used) by financing activities                  (304,544)       (224,766)      1,424,857
                                                                              -----------     -----------     -----------
               Net increase (decrease) in cash and cash equivalents                37,711          90,847         (26,961)

Cash and cash equivalents at beginning of year                                    244,582         153,735         180,696
                                                                              -----------     -----------     -----------
               Cash and cash equivalents at end of year                       $   282,293     $   244,582     $   153,735
                                                                              ===========     ===========     ===========
Supplemental cash flows information:
   Cash paid for interest                                                     $ 1,337,417     $ 1,434,436     $ 1,588,857
                                                                              ===========     ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

      Income Growth Partners, Ltd. X (a California limited partnership) (the "Limited Partnership") and subsidiaries (collectively, the "Partnership") was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Partnership owns a 264 unit building in San Marcos, California ("Mission Park") and a 184 unit building in Vista, California ("Shadow Ridge Meadows").

      Income Growth Management, Inc. is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 1997, there were approximately 2,082 limited partners in the Partnership.

      In January 1994, the Limited Partnership filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for Southern District of California. The Limited Partnership emerged from Chapter 11 effective in May 1995 having fully satisfied all claims in accordance with the Plan of Reorganization (the "Plan").

      Under the provisions of the Plan, the Limited Partnership was allowed to retain ownership of the Mission Park and Shadow Ridge Meadows properties. However, the Limited Partnership was unable to raise the required capital necessary to retain ownership of its third property, Margarita Summit. The extraordinary gain on forgiveness of debt reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995 is summarized as follows:

           Discharge of debt due to reorganization
                according to the Plan                           $1,433,394
           Refinancing of Mission Park                           2,013,625
           Foreclosure of Margarita Summit                         999,000
                                                                ----------
                                                                $4,446,019
                                                                ==========

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Limited Partnership and its subsidiaries. Subsidiaries consist primarily of California limited partnerships formed to hold and operating the Partnership's properties. All significant intercompany balances and transactions have been eliminated.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash and short-term investments with original maturities at the date of purchase of 90 days or less.

      LAND, BUILDINGS AND IMPROVEMENTS

      Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of 27.5 and 5 to 15 years, respectively.

      Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized and depreciated over the remaining life of the property.

      The Partnership assesses its property for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Recoverability of property to be held and used is measured by a comparison of the carrying amount of the property to future undiscounted net cash flows expected to be generated by the property. If the property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property.

      The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from the dispositions are reported as income or expense.

      DEFERRED LOAN FEES

      Deferred loan fees represent expenses incurred in obtaining the Partnership's mortgage loans payable. These fees are being amortized to interest expense over the initial term of the loan using the straight-line method which approximates the effective interest method.

      REVENUE RECOGNITION

      Rental revenues are recognized at the beginning of each month based on the current occupancy of the apartments. Tenant leases are generally for a term of six months with an option to renew for an additional six months or to rent on a month-to-month basis.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      ADVERTISING COSTS

      Advertising costs are expensed as incurred. Total advertising expense was approximately $52,000, $56,000 and $61,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from estimates.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        CASH AND SHORT-TERM INVESTMENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

        LONG-TERM DEBT: The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. The fair value of the mortgage loans on both the Mission Park and Shadow Ridge Meadows properties approximates their respective carrying values.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 3.   SUPPLEMENTAL CASH FLOW INFORMATION:

      Excluded from the consolidated statements of cash flows for the year ended December 31, 1995 are the following effects of certain noncash activities associated with the discharge of debt, refinancing of Mission Park and foreclosure of Margarita Summit in 1995:

      o Assumption of a $102,000 note payable to an affiliate for payment of loan origination costs associated with the refinancing of the Mission Park property.

      o $80,000 of additional debt incurred in connection with the cure and reinstatement of the mortgage loan related to the Shadow Ridge Meadows property.

      o Extraordinary gain of $999,000 resulting from the foreclosure on the Margarita Summit property. Such gain was the difference between the carrying value of the property and the related liability of approximately $6,274,000 and $7,273,000, respectively.

      o $1,433,000 of liabilities subject to compromise discharged due to reorganization.

      o Extraordinary gain of approximately $2,014,000, representing the forgiveness of debt as a result of refinancing of Mission Park property.


 4.   CONCENTRATION OF CREDIT RISK:

      UNINSURED CASH

      The Partnership maintains cash accounts which may exceed FDIC insured levels at one financial institution. All of the Partnership's cash equivalents are held in a U.S. Treasury Money Fund which invests in short-term U.S. Treasury securities. The Partnership has not experienced any losses to date on its cash or cash equivalents.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 4.   CONCENTRATION OF CREDIT RISK, CONTINUED:

      NATURE OF BUSINESS

      Changes in the national and regional economic climates, changes in local real estate conditions such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership's properties.


 5.   ACTIVITIES OF THE PARTNERSHIP:

      The general partner or its affiliates manage and control the affairs of the Partnership and have general responsibility for supervising the Partnership's properties and operations. The general partner and affiliates are compensated for these efforts as explained in Note 7.

      The original partnership agreement was amended in October 1994 and provides that cash distributions from operations are to be determined at the discretion of the general partner. After adequate working capital reserves have been met, cash distributions deemed appropriate by the general partner will be made as set forth, therein.

      DISTRIBUTION OF CASH FROM OPERATIONS

      The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

        First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions on cash from operations will be made to the Original Unit holders and 10% to the general partner.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 5.   ACTIVITIES OF THE PARTNERSHIP, CONTINUED:

      No distributions have been made to December 31, 1997. As of December 31, 1997 and 1996, cumulative unpaid distributions were approximately $15,900,000 and $15,100,000, respectively.

      DISTRIBUTION OF CASH FROM SALE OR REFINANCING

      The amended partnership agreement provides that any distributions of sale or refinancing will be made in the following order of priority:

        First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the "Preferred Return"). Thereafter, 85% of distributions of cash from operations will be made to the Original Unit holders and 15% to the general partner.

      ALLOCATION OF NET INCOME/LOSS

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

 6.   MORTGAGE LOANS AND LOAN PAYABLE TO AFFILIATE:

      At December 31, 1997 and 1996, mortgage loans and loan payable to affiliate consisted of the following:

                                                                                      1997         1996
                                                                                  -----------   -----------
     Mission Park - Note dated December 27, 1995, collateralized by first trust deed on land and buildings and a guarantee by officers of the general partner, interest and principal of $73,144 payable monthly based on 7.76%
     annual interest rate, amortized over 30 years, balloon payment of
     approximately $8,918,000 due in January 2006.                                $10,022,451   $10,118,364

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 6. MORTGAGE LOANS AND LOAN PAYABLE TO AFFILIATE, CONTINUED:

                                                                                         1997           1996
                                                                                     -----------    -----------
     Shadow Ridge Meadows - Note dated October 27, 1997, collateralized by first trust deed on land and buildings, interest and principal of $68,106 payable monthly based on 7.49% annual interest rate, amortized over 30 years,
     balloon payment of approximately $8,475,000 due in November 2007.               $ 9,742,751    $         -

     Shadow Ridge Meadows - Note dated July 26, 1988, collateralized by first trust deed on land and buildings with interest only payments plus additional payments of $8,250 per month based on 11th District cost of funds, plus 2.75% until August 1997, thereafter these payments include principal and interest, and call for periodic increases in interest rates,
     remaining principal of $9,585,000 paid October 1997.                                      -      9,670,505
                                                                                     -----------    -----------
                                                                                      19,765,202     19,788,869

     ContiNote payable to ENA, affiliate of general partner - promissory note dated
     December 27, 1995, with simple interest and principal payable from time to time at the published prime rate, stated as 8.5% at December 31, 1997, and due
     upon demand.                                                                         40,500         55,300

     Note payable to Income Growth Property Management, affiliate of the general partner - promissory note dated October 23, 1997, with simple interest and principal payable from time to time at the published prime rate, stated as
     8.5% at December 31, 1997, and due upon demand.                                      72,500              -
                                                                                     -----------    -----------
                                                                                     $19,878,202    $19,844,169
                                                                                     ===========    ===========

      Future minimum annual principal payments are summarized as follows:

           1998                                   $    307,244
           1999                                        209,602
           2000                                        226,176
           2001                                        244,060
           2002                                        263,360
           Thereafter                               18,627,760
                                                   -----------
                                                   $19,878,202
                                                   ===========

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 7.   RELATED PARTY TRANSACTIONS:

      Following is a description of related party transactions for the three years ended December 31, 1997 that have not otherwise been disclosed:

      MANAGEMENT FEES

      The Partnership's properties are managed by an affiliate of the general partner who receives a management fee.

      The fee for Mission Park is equal to 5% of the operating revenues generated by that property. The fee for Shadow Ridge Meadows was equal to 4% of the operating revenues generated by that property through October 1997 and 5% thereafter.

      Management fees aggregated approximately $179,000, $167,000 and $175,000 in 1997, 1996 and 1995, respectively.

      ADMINISTRATIVE COSTS

      The Partnership has an agreement with an affiliate of the general partner (the "Affiliate") who furnishes certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional (including, but not limited to, regulatory reporting and legal services) and recording and partner communication expenses. The agreement provides for reimbursement to the affiliate for actual costs incurred. Reimbursements paid to the Affiliate under the provisions of this agreement aggregated approximately $113,000, $68,600 and $81,100 in 1997, 1996 and 1995, respectively.

      NOTE RECEIVABLE FROM GENERAL PARTNER

      At December 31, 1997 and 1996, a non-interest bearing note receivable of $10,000 was due from the general partner for their initial partnership capital contribution.

      DEBT PLACEMENT FEES

      During 1997 and 1995, the Partnership issued notes payable to an affiliate of the general partner for payment of debt placement fees of $97,500 and $102,000, respectively. Debt placement fees were equal to 1% of the principal amounts of the new third party financing. At December 31, 1997 and 1996, the aggregate balances of these notes were $113,000 and $55,300, respectively (See Note 6).

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 7.   RELATED PARTY TRANSACTIONS, CONTINUED:

      SUBORDINATED REAL ESTATE BROKERAGE COMMISSIONS

      If the general partner, or any of its affiliates, render services in negotiating and implementing the sale of Partnership properties, the general partner or such affiliates will be paid a real estate brokerage commission in an amount up to one-half of the commission customarily charged in arm's-length transactions but not in excess of 3% of the contract price for the property. Payment of such commission (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note 5. No properties were sold in 1997, 1996 or 1995 and, accordingly, no brokerage commissions were paid by the Partnership.


 8.   RECENT AUTHORITATIVE PRONOUNCEMENTS:

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

      In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Partnership for the year ending December 31, 1998 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Partnership does not expect this pronouncement to materially change the Partnership's current reporting and disclosures.

                INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 9.   EARNINGS PER LIMITED PARTNERSHIP UNIT DISCLOSURES:

      The Partnership has adopted the provisions of SFAS No. 128, Earnings Per Share, effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per limited partnership unit. Basic earnings per limited partnership unit is computed by dividing income allocable to limited partners by the weighted average number of limited partnership units outstanding for the period. No dilutive effects exist for the Partnership's limited partnership units. There were no adjustments to prior period earnings per share amounts resulting from the implementation of this pronouncement.

                                                                    SCHEDULE III

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                   ----------

                                                                    NET CHANGE              GROSS AMOUNT AT WHICH
                                     INITIAL COST           SUBSEQUENT TO ACQUISITION     CARRIED AT CLOSE OF PERIOD
                              ---------------------------  ---------------------------   -----------------------------
                                            BUILDINGS AND                BUILDINGS AND                   BUILDINGS AND
               ENCUMBRANCES      LAND       IMPROVEMENTS      LAND       IMPROVEMENTS       LAND         IMPROVEMENTS
               -----------    ----------    -------------  ---------     -------------   ----------      -------------
Shadow Ridge
  Meadows      $ 9,742,751    $3,294,260    $ 9,821,589    $(400,000)    $  (997,151)    $2,894,260     $  8,824,438

Mission Park    10,022,451     4,484,105     13,490,802     (300,000)       (708,162)     4,184,105       12,782,640
               -----------    ----------    -----------    ---------     -----------     ----------      -----------
               $19,765,202    $7,778,365    $23,312,391    $(700,000)    $(1,705,313)    $7,078,365      $21,607,078
               ===========    ==========    ===========    =========     ===========     ==========      ===========


                                                                              LIFE ON WHICH
                                   ACCUMULATED     DATE OF      DATE    DEPRECIATION IN LATEST
                        TOTAL     DEPRECIATION  CONSTRUCTION  ACQUIRED  STATEMENTS IS COMPUTED
                    -----------   ------------  ------------  --------  -----------------------
Shadow Ridge
  Meadows           $11,718,698    $3,208,918     Jan. 1988   Nov. 1988        27.5 years

Mission Park         16,966,745     5,373,574     May 1989    Aug. 1989        27.5 years
                    -----------    ----------
                    $28,685,443    $8,582,492
                    ===========    ==========

(a) Reconciliation of total real estate carrying value for the three years ended December 31, 1997:

                                             1997            1996            1995
                                         ------------    ------------    ------------
      Balance at beginning of year       $ 28,433,411    $ 28,389,029    $ 37,863,984
      Acquisitions                            252,032          44,382          98,273
      Foreclosure of Margarita Summit               -               -      (9,573,228)
                                         ------------    ------------    ------------
      Balance at end of year             $ 28,685,443    $ 28,433,411    $ 28,389,029
                                         ============    ============    ============

(b) Reconciliation of accumulated depreciation for the three years ended December 31, 1997:


                                             1997           1996           1995
                                         -----------    -----------    -----------
      Balance at beginning of year       $ 7,745,530    $ 6,935,310    $ 9,340,165
      Expense                                836,962        810,220        850,178
      Foreclosure of Margarita Summit              -              -     (3,255,033)
                                         -----------    -----------    -----------
      Balance at end of year             $ 8,582,492    $ 7,745,530    $ 6,935,310
                                         ===========    ===========    ===========