Form 10-Q
period 1998-03-31
INCOME GROWTH PARTNERS LTD X
filed 1998-05-14
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                      Identification No.)

       11300 Sorrento Valley Road, Suite 108, San Diego, California 92121
               (Address of principal executive offices) (Zip Code)

                                 (619) 457-2750
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes [X]    No [ ]

The number of the registrant's Original Limited Partnership Units outstanding as of May 14, 1998 was 18,826.5. The number of the registrant's Class A Units outstanding as of May 14, 1998 was 8,100.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                   ----------

                                                                                MARCH 31,         DECEMBER 31,
                                                                                  1998                1997
                                                                              ------------        ------------
                                        ASSETS
Rental properties:
         Land                                                                 $  7,078,365        $  7,078,365
         Buildings and improvements                                             21,660,540          21,607,078
                                                                              ------------        ------------
                                                                                28,738,905          28,685,443
         Less accumulated depreciation                                          (8,795,303)         (8,582,492)
                                                                              ------------        ------------
                                                                                19,943,602          20,102,951
Other assets:
         Cash and cash equivalents                                                 194,687             282,293
         Deferred loan fees, net of accumulated amortization of $90,893
                  and $80,873, respectively                                        686,290             689,294
         Prepaid expenses and other assets                                         279,689             151,181
                                                                              ------------        ------------
                                                                                 1,160,666           1,122,768
                                                                              ------------        ------------
                                                                              $ 21,104,268        $ 21,225,719
                                                                              ============        ============
                          LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                                        $ 19,718,058        $ 19,765,202

Other liabilities:
         Loan payable to affiliate                                                 109,708             113,000
         Accounts payable and accrued liabilities                                  222,403             148,501
         Accrued interest payable                                                  125,699             125,623
         Security deposits                                                         200,059             201,250
                                                                              ------------        ------------
                                                                                20,375,927          20,353,576

Commitments

Partners' capital                                                                  738,341             882,143
Note receivable from general partner                                               (10,000)            (10,000)
                                                                              ------------        ------------
                                                                              $ 21,104,268        $ 21,225,719
                                                                              ============        ============


                   The accompanying notes are an integral part
                          of the financial statements.

                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                   ----------

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                           ------------------------------
                                                               1998               1997
                                                           -----------        -----------
Revenues:
    Rents                                                  $   984,642        $   886,959
    Other                                                       40,542             39,625
                                                           -----------        -----------
               Total revenues                                1,025,184            926,584
                                                           -----------        -----------
Expenses:
    Operating expenses                                         454,052            443,328
    Depreciation and amortization                              222,831            222,892
    Interest and penalties                                     392,103            379,392
                                                           -----------        -----------
               Total expenses                                1,068,986          1,045,612
                                                           -----------        -----------
Net loss                                                   $   (43,802)       $  (119,028)
                                                           ===========        ===========
Basic and diluted per limited partnership unit data:
Net loss per limited partnership unit                      $     (1.63)       $     (4.42)
                                                           ===========        ===========
Weighted average limited partnership units
    outstanding                                                 26,926             26,926
                                                           ===========        ===========




                   The accompanying notes are an integral part
                          of the financial statements.

                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                   ----------

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                               --------------------------
                                                                                 1998             1997
                                                                               ---------        ---------
Cash flows from operating activities:
    Net loss                                                                   $ (43,802)       $(119,028)
    Adjustments to reconcile net loss to net cash provided
        by operating activities:
           Depreciation and amortization                                         222,831          222,892
           (Increase) in:
               Deferred loan fees                                                 (7,016)              --
               Prepaid expenses and other assets                                (128,508)         (62,283)
           Increase (decrease) in:
               Accounts payable and accrued liabilities                           73,978          110,039
               Security deposits                                                  (1,191)           5,448
                                                                               ---------        ---------
                   Net cash provided by operating activities                     116,292          157,068
                                                                               ---------        ---------
Cash flows from investing activities:
    Capital expenditures                                                         (53,462)         (42,839)
                                                                               ---------        ---------
                   Net cash used in investing activities                         (53,462)         (42,839)
                                                                               ---------        ---------
Cash flows from financing activities:
    Principal payments under mortgage debt                                       (47,144)         (48,115)
    Principal payments to affiliate                                               (3,292)         (12,300)
    Distributions to Investors                                                  (100,000)              --
                                                                               ---------        ---------
                   Net cash used by financing activities                        (150,436)         (60,415)
                                                                               ---------        ---------
                   Net increase (decrease)  in cash and cash equivalents         (87,606)          53,814
Cash and cash equivalents at beginning of period                                 282,293          244,582
                                                                               ---------        ---------
                   Cash and cash equivalents at end of period                  $ 194,687        $ 298,396
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

                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.     BASIS OF FINANCIAL STATEMENT PRESENTATION:

       The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1997 filed on Form 10K.

       The accompanying consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partners, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full year.

       Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT AUTHORITATIVE PRONOUNCEMENTS:

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Partnership from the beginning of the fiscal year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The Partnership has adopted this standard for the interim financial statements, however, the Partnership has no comprehensive income items at March 31, 1998.

                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

2.     RECENT AUTHORITATIVE PRONOUNCEMENTS, CONTINUED:

       In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Partnership for the year ending December 31, 1998, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard, however, the new standard has no effect on the Partnership's financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

              The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

              a.     Liquidity and Capital Resources:

                     Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the three months ended March 31, 1998, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

                     As of March 31, 1998, the Partnership's properties, Shadowridge Meadows and Mission Park, remain highly leveraged. The Mission Park mortgage was refinanced in December 1995 at a fixed interest rate of 7.76%. The Shadowridge Meadows mortgage was refinanced in October 1997 at a fixed interest rate of 7.49%.

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

              Net cash provided by operating activities for the three months ended March 31, 1998 was approximately $116,000 compared to approximately $157,000 for the same period in 1997. The principal reason for this decrease was an increase in prepaids and other expenses of approximately $67,000 which was related to increases in the tax impound accounts due to continued payments to lenders on mortgage debt.

              Net cash used in investing activities for the three months ended March 31, 1998 was approximately $53,000 compared to approximately $43,000 for the same period in 1997. The increase related to building improvements made possible by increased rental revenues.

              Net cash used in financing activities for the three months ended March 31, 1998 was approximately $150,000 compared to approximately $60,000 for the same period in 1997. The increase is primarily due to payments on the principal amounts of debt and distributions to partners or investors of $100,000. There were no such distributions in the same period of 1997.

                  INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        b.    Results of Operations:

              COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

              Rental revenue for the three months ended March 31, 1998 was approximately $985,000, an increase of 11% over rents of approximately $887,000 for the comparable period in 1997. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates which were 98% at March 31, 1998 and 1997.

              Interest expense for the three months ended March 31, 1998 was approximately $392,000, an increase of 4% over interest expense of approximately $380,000 for the comparable period in 1997. The increase is attributable to amortization of loan fees related to the refinancing of the Shadowridge Meadows property, which began amortizing in the fourth quarter of 1997.

              Operating expenses for the three months ended March 31, 1998 were approximately $454,000, an increase of 3% over operating expenses of approximately $443,000 for the comparable period in 1997. The increase was driven by payments made for property related expenses and supplies during the year.

              Depreciation and amortization expenses for the three months ended March 31, 1998 and 1997 were approximately $223,000. Depreciation and amortization expenses have remained constant as there have been few material additions to buildings and improvements in the period.


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

Date:  May 14, 1998


                                INCOME GROWTH PARTNERS, LTD. X,
                                a California Limited Partnership

                                By:   Income Growth Management, Inc.
                                      General Partner


                                      By:  /s/ Timothy C. Maurer
                                          -------------------------------------
                                          Timothy C. Maurer
                                          Principal Financial Officer AND
                                          Duly Authorized Officer of the
                                          Registrant