Form 10-Q
period 1998-06-30
INCOME GROWTH PARTNERS LTD X
filed 1998-08-07
CIK 830051

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 1998

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

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)
                                   ----------

                                                             June 30,              December 31,
                                                               1998                   1997
                                                           ------------           ------------
                                        ASSETS

Rental properties:
         Land                                              $  7,078,365           $  7,078,365
         Buildings and improvements                          21,700,307             21,607,078
                                                           ------------           ------------

                                                             28,778,672             28,685,443
         Less accumulated depreciation                       (9,012,617)            (8,582,492)
                                                           ------------           ------------

                                                             19,766,055             20,102,951

Other assets:
         Cash and cash equivalents                              224,431                282,293
         Deferred loan fees, net of accumulated
            amortization of $97,121
            and $80,873, respectively                           680,056                689,294
         Prepaid expenses and other assets                      244,093                151,181
                                                           ------------           ------------

                                                              1,148,580              1,122,768
                                                           ------------           ------------

                                                           $ 20,914,635           $ 21,225,719
                                                           ============           ============

                    LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                     $ 19,674,036           $ 19,765,202

Other liabilities:
         Loan payable to affiliate                              103,199                113,000
         Accounts payable and accrued liabilities               178,177                148,501
         Accrued interest payable                               125,699                125,623
         Security deposits                                      203,423                201,250
                                                           ------------           ------------

                                                             20,284,534             20,353,576

Commitments

Partners' capital                                               640,101                882,143
Note receivable from general partner                            (10,000)               (10,000)
                                                           ------------           ------------

                                                           $ 20,914,635           $ 21,225,719
                                                           ============           ============


    The accompanying notes are an integral part of the financial statements.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                                   ----------


                                                                     For the Six Months
                                                                      Ended June 30,
                                                              ---------------------------------
                                                                 1998                  1997
                                                              -----------           -----------
Revenues:
         Rents                                                $ 1,965,623           $ 1,789,190
         Other                                                     79,396                76,736
                                                              -----------           -----------

                Total revenues                                  2,045,019             1,865,926
                                                              -----------           -----------

Expenses:
         Operating expenses                                       944,786               911,119
         Depreciation and amortization                            446,377               445,931
         Interest                                                 735,899               766,268
                                                              -----------           -----------

              Total expenses                                    2,127,062             2,123,318
                                                              -----------           -----------

Net loss                                                      $   (82,043)          $  (257,392)
                                                              ===========           ===========

Basic and diluted per limited partnership unit data:
Net loss per limited partnership unit                         $     (3.05)          $     (9.56)
                                                              ===========           ===========
Weighted average limited partnership units
         outstanding                                               26,926                26,926
                                                              ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                   ----------

                                                                           For the Six Months
                                                                            Ended June 30,
                                                                    ------------------------------
                                                                      1998                 1997
                                                                    ---------           ---------

Cash flows from operating activities:
    Net loss                                                        $ (82,043)          $(257,392)
    Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation and amortization                               446,379             445,931
          (Increase) in:
            Deferred loan fees                                         (7,016)                 --
            Prepaid expenses and other assets                         (92,912)           (164,222)
         Increase in:
            Accounts payable and accrued liabilities                   29,752             169,414
            Security deposits                                           2,173               9,535
                                                                    ---------           ---------

              Net cash provided by operating activities               296,333             203,266
                                                                    ---------           ---------
Cash flows from investing activities:
    Capital expenditures                                              (93,229)            (88,565)
                                                                    ---------           ---------

              Net cash used in investing activities                   (93,229)            (88,565)
                                                                    ---------           ---------

Cash flows from financing activities:
         Principal payments under mortgage debt                       (91,166)            (88,743)
         Principal payments to affiliate                               (9,800)            (12,300)
         Distributions to Investors                                  (160,000)                 --
                                                                    ---------           ---------

              Net cash used by financing activities                  (260,966)           (101,043)
                                                                    ---------           ---------

              Net increase (decrease)  in cash and
               cash equivalents                                       (57,862)             13,658
                                                                    ---------           ---------

Cash and cash equivalents at beginning of period                      282,293             244,582
                                                                    ---------           ---------

              Cash and cash equivalents at end of period            $ 224,431           $ 258,240
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

2.   RECENT AUTHORITATIVE PRONOUNCEMENTS:

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Partnership from the beginning of the fiscal year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The Partnership has adopted this standard for the interim financial statements, however, the Partnership has no comprehensive income items at June 30, 1998.

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

     a.   Liquidity and Capital Resources:

          Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the six months ended June 30, 1998, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

          As of June 30, 1998, the Partnership's properties, Shadowridge Meadows and Mission Park, remain highly leveraged. The Mission Park mortgage was refinanced in December 1995 at a fixed interest rate of 7.76%. The Shadowridge Meadows mortgage was refinanced in October 1997 at a fixed interest rate of 7.49%.

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

          Net cash provided by operating activities for the six months ended June 30, 1998 was approximately $296,000 compared to approximately $203,000 for the same period in 1997. The principal reason for this increase was an increase in rental revenue.

          Net cash used in investing activities for the six months ended June 30, 1998 was approximately $93,000 compared to approximately $89,000 for the same period in 1997. The increase related to building improvements was made possible by increased rental revenues.

          Net cash used in financing activities for the six months ended June 30, 1998 was approximately $261,000 compared to approximately $101,000 for the same period in 1997. The increase is due to distributions to partners and/or investors of $160,000. There were no such distributions in the same period of 1997.

                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
                       (A California Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

     b.   Results of Operations:

          Comparison of six months ended June 30, 1998 to the six months ended June 30, 1997.

          Rental revenue for the six months ended June 30, 1998 was approximately $1,966,000, an increase of 9% over rents of approximately $1,789,000 for the comparable period in 1997. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates. On June 30, 1998, the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 99% and 98%, respectively, compared to 95% and 97%, respectively, on June 30, 1997.

          Interest expense for the six months ended June 30, 1998 was approximately $736,000, a decrease of 4% over interest expense of approximately $766,000 for the comparable period in 1997. The decrease is attributable to the refinancing of the Shadowridge Meadows mortgage in October 1997.

          Operating expenses for the six months ended June 30, 1998 were approximately $945,000, an increase of 4% over operating expenses of approximately $911,000 for the comparable period in 1997. The increase is due to higher administrative costs in the current year.

          Depreciation and amortization expenses for the six months ended June 30, 1998 and 1997 were approximately $446,000. Depreciation and amortization expenses have remained relatively constant as there have been few material additions to buildings and improvements in the period.

     c.   Year 2000

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

Date:  August 7, 1998


                                        INCOME GROWTH PARTNERS, LTD. X,
                                        a California Limited Partnership

                                        By:  Income Growth Management, Inc.
                                             General Partner


                                             By: /s/ Timothy C. Maurer
                                                 -------------------------------
                                                 Timothy C. Maurer
                                                 Principal Financial Officer AND
                                                 Duly Authorized Officer of the
                                                 Registrant