Form 10-Q
period 1998-09-30
INCOME GROWTH PARTNERS LTD X
filed 1998-11-04
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1998               1997
                                                              ------------       ------------
                                 ASSETS

Rental properties:
  Land                                                        $  7,078,365       $  7,078,365
  Buildings and improvements                                    21,731,106         21,607,078
                                                              ------------       ------------

                                                                28,809,471         28,685,443
  Less accumulated depreciation                                 (9,229,906)        (8,582,492)
                                                              ------------       ------------

                                                                19,579,565         20,102,951

Other assets:
  Cash and cash equivalents                                        286,968            282,293
  Deferred loan fees, net of accumulated amortization of
      $107,147 and $80,873, respectively                           670,036            689,294
  Prepaid expenses and other assets                                260,531            151,181
                                                              ------------       ------------

                                                                 1,217,535          1,122,768
                                                              ------------       ------------

                                                              $ 20,797,100       $ 21,225,719
                                                              ============       ============

                   LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                        $ 19,629,145       $ 19,765,202

Other liabilities:
  Loan payable to affiliate                                         90,449            113,000
  Accounts payable and accrued liabilities                         172,374            148,501
  Accrued interest payable                                         125,699            125,623
  Security deposits                                                202,905            201,250
                                                              ------------       ------------

                                                                20,220,572         20,353,576

Commitments

Partners' capital                                                  586,528            882,143
Note receivable from general partner                               (10,000)           (10,000)
                                                              ------------       ------------

                                                              $ 20,797,100       $ 21,225,719
                                                              ============       ============

The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                              --------------------------     ---------------------------
                                                 1998           1997            1998            1997
                                              -----------    -----------     -----------     -----------
Revenues:
   Rents                                      $   973,736    $   922,233     $ 2,939,359     $ 2,711,423
   Other                                           69,053         32,774         148,449         109,512
                                              -----------    -----------     -----------     -----------

           Total revenues                       1,042,789        955,007       3,087,808       2,820,935
                                              -----------    -----------     -----------     -----------


Expenses:
   Operating expenses                             415,188        454,593       1,359,974       1,366,796
   Depreciation                                   227,310        223,254         673,687         669,186
   Interest                                       378,863        367,983       1,114,762       1,134,252
                                              -----------    -----------     -----------     -----------

           Total expenses                       1,021,361      1,045,830       3,148,423       3,170,234
                                              -----------    -----------     -----------     -----------

Net income (loss)                             $    21,428    $   (90,823)    $   (60,615)    $  (349,299)
                                              ===========    ===========     ===========     ===========

Basic and diluted per limited
   partnership unit data
     Net loss per limited partnership unit    $       .80    $     (3.37)    $     (2.25)    $    (12.97)
                                              ===========    ===========     ===========     ===========

     Weighted average limited
       partnership units outstanding               26,926         26,926          26,926          26,926
                                              ===========    ===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30
                                                                       -------------------------
                                                                          1998            1997
                                                                       ---------       ---------
Cash flows from operating activities:
   Net loss                                                            $ (60,615)      $(349,299)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Depreciation                                                    647,413         638,428
         Amortization of loan fees                                        26,274          30,758
         (Increase) in:
           Prepaid expenses and other assets                            (109,350)       (271,566)
         Increase in:
           Accounts payable, accrued liabilities and accrued
             interest payable                                             23,949         213,744
           Security deposits                                               1,655          17,597
                                                                       ---------       ---------

             Net cash provided by operating activities                   529,326         279,662
                                                                       ---------       ---------

Cash flows from investing activities:
   Capital expenditures                                                 (124,028)       (116,484)
                                                                       ---------       ---------

             Net cash used in investing activities                      (124,028)       (116,484)

Cash flows from financing activities:
   Principal payments under mortgage debt                               (136,057)       (148,264)
   Loan fees and refinancing costs                                        (7,016)         (6,935)
   Principal payments to affiliate                                       (22,550)        (12,300)
   Distributions to Investors                                           (235,000)             --
                                                                       ---------       ---------

             Net cash used by financing activities                      (400,623)       (167,499)

             Net increase (decrease) in cash and cash equivalents          4,675          (4,321)
                                                                       ---------       ---------

Cash and cash equivalents at beginning of period                         282,293         244,582
                                                                       ---------       ---------

             Cash and cash equivalents at end of period                $ 286,968       $ 240,261
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


 2.   RECENT AUTHORITATIVE PRONOUNCEMENTS:

      In September 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Partnership for the year ending December 31, 1998, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The Partnership believes it is involved in only one segment and expects the new standard will have no impact on the Partnership's financial presentation.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

           The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

           a.   Liquidity and Capital Resources:

                Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 1998, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

                As of September 30, 1998, the Partnership's properties, Shadowridge Meadows and Mission Park, remain highly leveraged. The Mission Park mortgage was refinanced in December 1995 at a fixed interest rate of 7.76%. The Shadowridge Meadows mortgage was refinanced in October 1997 at a fixed interest rate of 7.49%.

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

                Net cash provided by operating activities for the nine months ended September 30, 1998 was approximately $529,000 compared to approximately $280,000 for the same period in 1997. The principal reason for this increase was an increase in rental revenue.

                There was no material change in net cash used in investing activities for the nine months ended September 30, 1998 when compared to the same period in 1997.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

                Net cash used in financing activities for the nine months ended September 30, 1998 was approximately $401,000 compared to approximately $168,000 for the same period in 1997. The increase is due to distributions to partners and/or investors of $235,000. There were no such distributions in the same period of 1997.

           b.   Results of Operations:

                COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                Rental revenue for the three months ended September 30, 1998 was approximately $974,000, an increase of 6% over rents of approximately $922,000 for the comparable period in 1997. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates. On September 30, 1998, the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 98% and 97%, respectively, compared to 96% and 97%, respectively, on September 30, 1997.

                Interest expense for the three months ended September 30, 1998 was approximately $379,000, an increase of 3% over interest expense of approximately $368,000 for the comparable period in 1997. The increase is attributable to prior year fluctuations in Shadowridge Meadows' variable interest rate loan, which was refinanced to a fixed rate during the fourth quarter of 1997.

                Operating expenses for the three months ended September 30, 1998 were approximately $415,000, a decrease of 9% over operating expenses of approximately $455,000 for the comparable period in 1997. The decrease is due to lower repair and maintenance expense in the current year.

                Depreciation and amortization expenses for the three months ended September 30, 1998 and 1997 were approximately $227,000. Depreciation and amortization expenses have remained relatively constant as there have been few material additions to buildings and improvements in the period.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

                COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                Rental revenue for the nine months ended September 30, 1998 was approximately $2,939,000, an increase of 8% over rents of approximately $2,711,000 for the comparable period in 1997. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates. On September 30, 1998, the Shadowridge Meadows Apartments and Mission Park Apartments reflected occupancy rates of 98% and 97%, respectively, compared to 96% and 97%, respectively, on September 30, 1997.

                Interest expense for the nine months ended September 30, 1998 was approximately $1,115,000, a decrease of 2% over interest expense of approximately $1,134,000 for the comparable period in 1997. The decrease is attributable to the refinancing of the Shadowridge Meadows mortgage in October 1997.

                Operating expenses for the nine months ended September 30, 1998 were approximately $1,360,000, an decrease of less than 1% over operating expenses of approximately $1,367,000 for the comparable period in 1997. The decrease is due to lower repair and maintenance expense in the current year.

                Depreciation and amortization expenses for the nine months ended September 30, 1998 and 1997 were approximately $674,000. Depreciation and amortization expenses have remained relatively constant as there have been few material additions to buildings and improvements in the period.

           c.   Year 2000

                The Partnership currently uses prepackaged accounting software on a Windows NT platform. To the extent the Partnership's software applications contain source code that are unable to appropriately interpret the upcoming Year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Partnership has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance before the end of 1999. The Plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Partnership interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


                Partnership does not anticipate that the cost will have a material adverse effect on its financial position or results of operations. The foregoing discussion of Year 2000 issues contains forward-looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Partnership's outside vendors and suppliers.



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

           None


ITEM 5.   OTHER INFORMATION:

           None


ITEM 6.   EXHIBITS AND REPORTS  ON FORM 8-K:

           None

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 1998


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