Form 10-K405
period 1998-12-31
INCOME GROWTH PARTNERS LTD X
filed 1999-03-29
CIK 830051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1998

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

                                                                                          PAGE
                                                                                          ----
PART I

Item 1.     Business........................................................................1

Item 2.     Properties......................................................................3

Item 3.     Legal Proceedings...............................................................3

Item 4.     Submission of Matters to a Vote of Security Holders.............................3

PART II

Item 5.     Market for the Registrant's Units and Related Security Holder Matters...........4

Item 6.     Selected Financial Data.........................................................5

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................5

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................9

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

Income Growth Partners, Ltd. X, a California limited partnership (the "Limited Partnership") and subsidiaries (collectively, the "Partnership"), was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Limited Partnership operates two separate apartment complexes in Southern
California: 1) Mission Park and 2) Shadowridge Meadows. The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. ("IGM") is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 1998, there were approximately 2,082 limited partners in the Partnership.

The Partnership has no full-time employees. Employees of corporations affiliated with the general partner perform certain administrative and other services on behalf of the Partnership (see Item 13). The Partnership's executive offices are located at 11300 Sorrento Valley Road, Suite 108, San Diego, California 92121 and the Partnership's telephone number is (619) 457-2750.

FINANCING STRATEGY

The Partnership seeks to minimize the cost of financing its properties and will refinance existing loans from time to time to take advantage of prevailing market conditions. The Mission Park and Shadowridge Meadows properties were refinanced to prevailing rates during 1995 and 1997, respectively.

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

During 1997, on a tax free basis, the Limited Partnership exchanged the Shadowridge Meadows property for a 99% interest in IGP X Shadowridge Meadows, Ltd., a newly formed California limited partnership (the "Shadowridge Meadows Subsidiary"). The Shadowridge Meadows Subsidiary is also separate and distinct from the Partnership, having separate assets, liabilities and business operations.

Formation of the Mission Park Subsidiary and the Shadowridge Subsidiary had no impact on the Partnership's overall financial condition, results of operations, allocation of net income/loss, cash distributions or Partnership assets.

ITEM 2. PROPERTIES

The Partnership, through its subsidiaries, presently owns two properties, as follows:

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

        SHADOWRIDGE MEADOWS:

        Date of purchase: November 1988

        Purchase price: $12,700,000

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

(a)     Market Information

        As of December 31, 1998, the outstanding securities of the Partnership included the Original Units and Class A Units held by the limited partners. The Partnership's Amended and Restated Agreement of Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b)     Holders

        As of December 31, 1998, the Partnership's 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 2,082 Limited Partners.

(c)     Dividends

        As a limited partnership, the Partnership does not pay dividends.

        The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

        First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units ("Class A Preferred Return"). Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions on cash from operations will be made to the Original Unit holders and 10% to the general partner.

        The Partnership distributed approximately $312,000 to the holders of the Class A Units during 1998. Cumulative unpaid distributions on the Class A Preferred Return were approximately $559,000 as of December 31, 1998.

        Cash distributions are determined at the discretion of the general partner. Any future distributions are largely dependent on future income, expenses, debt service and operating reserves and there can be no assurance that future distributions will be paid.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements and the related notes described in Item 8 herein:


                                                 1998             1997             1996             1995            1994
                                             ------------     ------------     ------------     ------------     ------------
Total assets                                 $ 20,513,980     $ 21,225,719     $ 21,476,918     $ 22,153,868     $ 28,945,057
Long-term obligations                          19,579,523       19,765,202       19,788,869       19,966,935       29,426,708
Total revenue                                   4,148,324        3,791,975        3,576,981        3,896,384        4,344,717
Total expenses                                 (4,331,753)      (4,163,361)      (4,063,509)      (4,584,674)      (9,413,282)
Write-down of land and building                        --               --               --               --        3,900,000
Loss before extraordinary item                   (183,429)        (371,386)        (486,528)       3,757,729       (5,322,740)
Extraordinary item: gain on                            --               --               --        4,446,019               --
    forgiveness of debt
Net income (loss)                                (183,429)        (371,386)        (486,528)       3,757,729       (5,322,740)
Net loss per partnership unit                       (6.81)          (13.79)          (18.06)          (28.48)         (282.73)
    before extraordinary gain
Extraordinary gain per partnership unit                --               --               --           184.01               --
Basic and diluted net
income (loss) per partnership unit (6.81)                           (13.79)          (18.06)          155.53          (282.73)
Weighted average limited partnership units         26,926           26,926           26,926           24,161           18,826


There had been no cash distributions to partners up until December 31, 1997. The Partnership distributed approximately $312,000 to the holders of the Class A Units during 1998.


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

        Prior to 1996, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During 1996 through 1998, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

        COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

        Net cash provided by operating activities for the year ended December 31, 1998 was $871,000 compared to $594,000 for the same period in 1997. The principal reason for this difference is a decrease in net loss of approximately $188,000, a decrease in prepaid expenses and other assets and an increase in accounts payable resulting from the timing of payments.

        Net cash used in investing activities for the year ended December 31, 1998 was $156,000 compared to $252,000 for the same period in 1997. The decrease in cash used in investing activities is due primarily to decreases in improvements as compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        Net cash used in financing activities for the year ended December 31, 1998 was $555,000 compared to $305,000 for the same period in 1997. The increase is primarily due to an increase in the principal payments under mortgage debt of approximately $162,000, distributions paid of approximately $312,000 during 1998, the decrease of loan fees of approximately $338,000 from the refinance of the Shadowridge Meadows Property in 1997, and a decrease in the proceeds received from an affiliate of approximately $62,000.

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

        Net cash used in financing activities for the year ended December 31, 1997 was $305,000 compared to $225,000 for the same period in 1996. The increase is primarily due to debt issue costs related to the refinancing of the Shadowridge Meadows property.

        (b) Results of Operations

        COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

        Rental revenue for the year ended December 31, 1998 was $3,944,000, an increase of 8% over rents of $3,656,000 in the comparable period in 1997. The increase is primarily attributable to an increase in monthly tenant rental rates and occupancy rates.

        Interest expense for the year ended December 31, 1998 was $1,489,000, a decrease of 4% over interest expense of $1,544,000 in the comparable period in 1997. The decrease is primarily attributable to the refinancing on the Shadowridge Meadows Property, as well as the increase in the principal payments on the existing mortgage loans. The increase is also attributable to amortization of loan fees related to the refinancing of the Shadowridge Meadows Property.

        Operating expense for the year ended December 31, 1998 was $1,929,000, an increase of 8% over operating expense of $1,782,000 in the comparable period in 1997. The increase is primarily attributable to higher management fees related to the increase in rental revenue.

        Depreciation expense for the year ended December 31, 1998 was $914,000, an increase of 9% over depreciation expense of $837,000 in the comparable period in 1997. The increase is primarily attributable to consistent yearly increases in total capitalized fixed asset expenditures.

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

        Interest expense for the year ended December 31, 1997 was $1,544,000, an increase of 1% over interest expense of $1,527,000 in the comparable period in 1996. The increase is primarily attributable to the variable interest rate on the Shadowridge Meadows Property. The increase is also attributable to amortization of loan fees related to the refinancing of the Shadowridge Meadows Property.

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

(c)     Year 2000

        The Partnership is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The year 2000 problem relates to the inability of certain computer software programs and computer hardware to properly recognize and process data-sensitive information relative to the Year 2000 and beyond.

        During fiscal 1998, the Partnership developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem, or implement new systems to become Year 2000 compliant in a timely manner. This compliance plan consists of two major areas of focus: software systems and hardware. An area of lessor focus has been supplier management. The total cost of executing this plan is estimated to be $10,000.

        The Partnership has substantially completed the initial phases of the software systems portion of the compliance plan. The initial phases include completing an inventory of all software programs operating on Partnership systems, identifying year 2000 problems and developing contingency pans. Subsequent phases of the systems portion of the compliance plan involve execution of testing and the installation of Year 2000 compliant software into the operating environment, which will be complete as of the end of the second quarter of fiscal 1999.

        The Partnership has conducted an inventory of all hardware. All desktop systems critical to the Partnership's overall business are being evaluated under the method described above. As of March 1, 1999, this process was approximately 10% complete. The Partnership expects the execution of this portion of the plan to be substantially complete by the end of the second quarter of fiscal 1999. Desktop infrastructure is also being tested. The Company expects the testing of desktop infrastructure to be substantially complete during the second quarter of fiscal 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has no market-risk sensitive financial instruments.


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

        The names, ages and positions of responsibility held by the executive officers and directors of IGM are as follows:

             NAME                AGE                 POSITION
             ----                ---                 --------
        David Maurer              46          President and Director
        Timothy Maurer            49          Secretary and Director
        Robert Green              41          Vice President of Operations and Director

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



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

                             NAME AND ADDRESS OF       AMOUNT AND NATURE OF       PERCENT
        TITLE OF CLASS        BENEFICIAL OWNER         BENEFICIAL OWNERSHIP      OF CLASS
        --------------        ----------------         --------------------      --------
        Class A Units      John W. Baer                     609.0000               7.5%
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

        The table below reflects amounts paid to the general partner or its affiliates during the following years:

                                   1998        1997        1996
                                 --------    --------    --------
        Management fees          $207,300    $179,000    $167,000
        Administrative fees            --     113,000      68,600
        Loan origination fees      10,000      97,500          --



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

        (1)     Financial Statements

                The following financial statements of the Partnership and related notes to financial statements and accountants' report are filed herewith:

                        Report of Independent Accountants

                        Consolidated Balance Sheets as of December 31, 1998 and 1997

                        Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                        Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedule

                Schedule III - Real Estate and Accumulated Depreciation

                Schedule IV - Mortgage Loans on Real Estate

                All other schedules are either not required, or the information therein is included in the notes to the audited financial statements.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)     Exhibits

        The following Exhibit Index lists the exhibits that are either filed as part of this report or incorporated herein by reference from a prior filing.

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                                       LOCATION
-----------                     -----------                                       --------
        2.2     Second Amended Disclosure Statement to Debtor's Second               (1)
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

                        Equity Interest Holder Ballot for Accepting or
                        Rejecting Debtor's Second Amended Plan of
                        Reorganization;

                        Offering Memorandum for Income Growth
                        Partners, Ltd. X Class A Units dated October
                        27, 1994 (with Amended and Restated Agreement of Limited Partnership attached as Exhibit B).

        3.1     Articles of Incorporation of IGP X Mission Park, Inc.                (2)

        4.2     Amended and Restated Agreement of Limited Partnership                (3)

        4.3     Agreement of Limited Partnership of IGP X Mission Park               (2)
                Associates, L.P., A California Limited Partnership

        4.4     Agreement of Limited Partnership of IGP X Shadowridge                (6)
                Meadows, Ltd., A California Limited Partnership

        27.6    Financial Data Schedule                                              (7)

        28.1    Prospectus dated January 3, 1991                                     (4)

        28.4    Letter regarding resignation of General Partner                      (5)

----------------

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

(6) Incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 21, 1997 (Commission File Number 0-18528).

(7)     Filed herewith


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1999

       INCOME GROWTH PARTNERS, LTD. X
       (a California Limited Partnership)

       By:                     Income Growth Management, Inc.
                               General Partner




                               By:  /s/ David W. Maurer
                                  -------------------------------
                                    David W. Maurer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                     Title and Capacity                  Date
             ----------                     ------------------                  ----

    -------------------------               --------------------               -------

    -------------------------               --------------------               -------

                                    Appendix



                              Financial Statements

              INDEX TO FINANCIAL STATEMENTS - ITEM 14 OF FORM 10-K


                                                                                         PAGE
                                                                                         ----
Report of Independent Accountants.........................................................F-2

Consolidated Financial Statements and Notes:

     Balance Sheets as of December 31, 1998 and 1997......................................F-3

     Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.....................................................F-4

     Statements of Partners' Capital for the Years Ended
     December 31, 1998, 1997 and 1996.....................................................F-5

     Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.....................................................F-6

     Notes to Financial Statements........................................................F-7

     Schedule III - Real Estate and Accumulated Depreciation..............................F-14

                        REPORT OF INDEPENDENT ACCOUNTANTS

Income Growth Partners, Ltd. X,
a California limited partnership


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Income Growth Partners, Ltd. X, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements and financial statement schedules in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


San Diego, California
February 13, 1999

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                               1998                1997
                                                           ------------         ------------
ASSETS
Rental properties:
   Land                                                    $  7,078,365         $  7,078,365
   Buildings and improvements                                21,763,241           21,607,078
                                                           ------------         ------------

                                                             28,841,606           28,685,443
   Less accumulated depreciation                             (9,445,320)          (8,582,492)
                                                           ------------         ------------

                                                             19,396,286           20,102,951

Cash and cash equivalents                                       441,909              282,293
Deferred loan fees, net of accumulated amortization
   of $132,140 and $80,873, respectively                        645,044              689,294
Prepaids and other assets                                        30,742              151,181
                                                           ------------         ------------

     Total assets                                          $ 20,513,981         $ 21,225,719
                                                           ------------         ------------

LIABILITIES AND PARTNERS' CAPITAL
Mortgage loans payable                                     $ 19,579,523         $ 19,765,202

Other liabilities:
   Loan payable to affiliates                                    72,640              113,000
   Accounts payable and accrued liabilities                     170,177              148,501
   Accrued interest payable                                     125,699              125,623
   Security deposits                                            199,177              201,250
                                                           ------------         ------------

                                                             20,147,216           20,353,576

Commitments and contingencies

Partners' capital                                               376,765              882,143
Note receivable from general partner                            (10,000)             (10,000)
                                                           ------------         ------------

     Total liabilities and parter's capital                $ 20,513,981         $ 21,225,719
                                                           ============         ============


                  The accompanying notes are an integral part
                         of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                               1998                 1997                1996
                                                            -----------         -----------         -----------
REVENUES:
   Rents                                                    $ 3,943,519         $ 3,655,595         $ 3,429,751
   Interest                                                       6,710               8,925               6,887
   Other                                                        198,095             127,455             140,343
                                                            -----------         -----------         -----------

      Total revenues                                          4,148,324           3,791,975           3,576,981

EXPENSES:
   Operating expenses                                         1,928,765           1,782,364           1,726,424
   Depreciation/amortization                                    914,095             836,962             810,220
   Interest and penalties                                     1,488,893           1,544,035           1,526,865
                                                            -----------         -----------         -----------

      Total expenses                                          4,331,753           4,163,361           4,063,509
                                                            -----------         -----------         -----------

Net loss                                                    $  (183,429)        $  (371,386)        $  (486,528)
                                                            ===========         ===========         ===========

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA:
   Net loss                                                 $     (6.81)        $    (13.79)        $    (18.06)
                                                            ===========         ===========         ===========

Weighted average limited partnership units                       26,926              26,926              26,926
                                                            ===========         ===========         ===========


                  The accompanying notes are an integral part
                         of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                         LIMITED PARTNERS
                                                     ------------------------
                                    GENERAL          ORIGINAL        CLASS A
                                    PARTNER          PARTNERS        PARTNERS              TOTAL
                                  ------------        ------        -----------         -----------
Balance, December 31, 1996        $  (287,663)          $ --         $1,541,192          $1,253,529

Net loss                              (55,708)            --           (315,678)           (371,386)
                                  -----------           ----         ----------          ----------
Balance, December 31, 1997           (343,371)            --          1,225,514             882,143

Distributions                              --             --           (321,949)           (321,949)

Net loss                              (27,514)            --           (155,915)           (183,429)
                                  -----------           ----         ----------          ----------
Balance, December 31, 1998        $  (370,885)          $ --         $  747,650          $  376,765
                                  ===========           ====         ==========          ==========



                  The accompanying notes are an integral part
                         of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                   1998               1997                1996
                                                               -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $  (183,429)        $  (371,386)        $  (486,528)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation                                                 862,828             836,961             810,220
      Amortization of loan fees                                     51,267              20,103              27,543
      Decrease (increase) in prepaid expenses and other
        assets                                                     120,439              22,454             (25,584)
      Increase (decrease) in:
        Accounts payable and accrued liabilities                    21,676              67,028             (49,695)
        Security deposits                                           (2,073)             16,895              19,154
        Accrued interest payable                                        76               2,231              64,886
                                                               -----------         -----------         -----------

         Net cash provided by operating activities                 870,784             594,286             359,996
                                                               -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (156,164)           (252,031)            (44,383)
                                                               -----------         -----------         -----------

         Net cash used in investing activities                    (156,164)           (252,031)            (44,383)
                                                               -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under mortgage debt                         (185,679)            (23,667)           (178,066)
   Loan fees and refinancing costs                                  (7,016)           (338,577)                 --
   Principal payments to affiliate                                 (60,360)            (14,800)            (46,700)
   Proceeds from affiliate loan                                     10,000              72,500                  --
   Distributions                                                  (321,949)                 --                  --
                                                               -----------         -----------         -----------

         Net cash used by financing activities                    (565,004)           (304,544)           (224,766)
                                                               -----------         -----------         -----------

         Net increase in cash and cash equivalents                 149,616              37,711              90,847

Cash and cash equivalents at beginning of year                     282,293             244,582             153,735
                                                               -----------         -----------         -----------

         Cash and cash equivalents at end of year              $   441,909         $   282,293         $   244,582
                                                               ===========         ===========         ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for interest                                      $ 1,448,893         $ 1,337,417         $ 1,434,436
                                                               ===========         ===========         ===========

                  The accompanying notes are an integral part
                         of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

        Income Growth Partners, Ltd. X (a California limited partnership) (the "Limited Partnership") and subsidiaries (collectively, the "Partnership") was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Partnership owns a 264 unit building in San Marcos, California ("Mission Park") and a 184 unit building in Vista, California ("Shadowridge Meadows").

        Income Growth Management, Inc. is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 1998, there were approximately 2,082 limited partners in the Partnership.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of the Limited Partnership and its subsidiaries. Subsidiaries consist primarily of California limited partnerships formed to hold and operate the Partnership's properties. All significant intercompany balances and transactions have been eliminated.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

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

        ADVERTISING COSTS
        Advertising costs are expensed as incurred. Total advertising expense was approximately $58,000, $52,000 and $56,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        INCOME TAXES
        No provision has been made for federal or state income taxes on the operations of the Partnership. Such taxes are imposed on the individual partners for their respective shares of Partnership income or loss. The tax returns and amounts of allocable Partnership income or loss of the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in a change in the Partnership status, or in changes to allocable Partnership income or loss, the tax liability of the partners could be changed accordingly.

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

        COMPREHENSIVE INCOME
        Statement of Financial Accounting Standards No. 130, Comprehensive Income ("SFAS 130") requires the Company to report comprehensive income and its components in the financial statements. For the periods ending December 31, 1998, 1997, and 1996, the Partnership's comprehensive income was equal to the Partnership's net income.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
        The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information during the year ended December 31, 1998. This Statement supercedes substantially all the reporting requirements previously required under SFAS No. 14 Financial Reporting for Business Segments of an Enterprise and establishes standards for reporting information about operating segments and requires certain disclosures about products and services, geographic areas and major customers. Under SFAS 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. This Statement also allows a Partnership to aggregate similar segments for reporting purposes. Management has determined that all of its operating units can be aggregated into one segment. Therefore, no segment disclosures have been included in the accompanying notes to the consolidated financial statements.

        There are no other recently issued pronouncements for which the Partnership does not expect a material impact on the Partnership's results of operations. Disclosures About Fair Value of Financial Instruments

                CASH AND SHORT-TERM INVESTMENTS:
                The carrying amount approximates fair value because of the short maturity of those instruments.

                LONG-TERM DEBT:
                The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. The carrying values of the mortgage loans on both the Mission Park and Shadowridge Meadows properties approximates their respective fair values.


3.      CONCENTRATION OF CREDIT RISK:

        UNINSURED CASH
        The Partnership maintains cash accounts which may exceed FDIC insured levels at one financial institution. All of the Partnership's cash equivalents are held in a U.S. Treasury Money Fund which invests in short-term U.S. Treasury securities. The Partnership has not experienced any losses to date on its cash or cash equivalents.

        NATURE OF BUSINESS
        The properties are located in San Diego County. Changes in the regional economic climates, local real estate conditions such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

        real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership's properties.


4.      ACTIVITIES OF THE PARTNERSHIP:

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

        DISTRIBUTION OF CASH FROM OPERATIONS The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

                First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units ("Class A Preferred Return"). Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions on cash from operations will be made to the Original Unit holders and 10% to the general partner.

        The Partnership distributed approximately $312,000 to the holders of the Class A Units during 1998. Cumulative unpaid distributions on the Class A Preferred Return were approximately $559,000 as of December 31, 1998.

        DISTRIBUTION OF CASH FROM SALE OR REFINANCING

        The amended partnership agreement provides that any distributions of sale or refinancing will be made in the following order of priority:

                First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, each Original Unit holder receives a 10%

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                cumulative return on the adjusted balance of original invested ("the Preferred Return"). Thereafter, 85% of distributions of cash from operations will be made to the Original Unit holders and 15% to the general partner.

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


6.      MORTGAGE LOANS AND LOAN PAYABLE TO AFFILIATE:

        At December 31, 1998 and 1997, mortgage loans and loan payable to affiliate consisted of the following:

                                                                      1998           1997
                                                                   -----------    -----------
        Mission Park - Note dated December 27, 1995,
        collateralized by first trust deed on land and
        buildings and a guarantee by officers of the general
        partner, interest and principal of $73,144 payable
        monthly based on 7.76% annual fixed interest rate,
        amortized over 30 years, balloon payment of
        approximately $8,918,000 due in January 2006               $ 9,917,901    $10,022,451

        Shadowridge Meadows - Note dated October 27, 1997,
        collateralized by first trust deed on land and
        buildings, interest and principal of $68,106 payable
        monthly based on 7.49% annual fixed interest rate,
        amortized over 30 years, balloon payment of
        approximately $8,475,000 due in November 2007                9,661,622      9,742,751
                                                                   -----------    -----------
                                                                    19,579,523     19,765,202

        Note payable to ENA, affiliate of general partner
        promissory note dated December 27, 1995, with simple
        interest and principal payable from time to time at
        the published prime rate, stated as 8.5% and 7.75%
        at December 31, 1997, and 1998 respectively, due
        upon demand                                                     28,593         40,500

        Note payable to Income Growth Property Management,
        affiliate of the general partner - promissory note
        dated October 23, 1997, with simple interest and
        principal payable from time to time at the published
        prime rate, stated as 8.5% at December 31, 1997, and
        due upon demand                                                 44,047         72,500
                                                                   -----------    -----------
                                                                   $19,652,163    $19,878,202
                                                                   ===========    ===========

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


        Future minimum annual principal payments are summarized as follows:

        1999                    $   282,242
        2000                        226,176
        2001                        244,060
        2002                        263,360
        2003                        284,186
        Thereafter                18,352,139
                                  ----------
                                  $19,652,163
                                  ==========



7.      RELATED PARTY TRANSACTIONS:

        Following is a description of related party transactions for the three years ended December 31, 1998 that have not otherwise been disclosed:

        MANAGEMENT FEES
        The Partnership's properties are managed by an affiliate of the general partner who receives a management fee.

        The fee for Mission Park is equal to 5% of the operating revenues generated by that property. The fee for Shadowridge Meadows was equal to 4% of the operating revenues generated by that property through October 1997 and 5% thereafter.

        Management fees aggregated approximately $207,300, $179,000 and $167,000 in 1998, 1997 and 1996, respectively.

        ADMINISTRATIVE COSTS
        The Partnership has an agreement with an affiliate of the general partner (the "Affiliate") who furnishes certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional (including, but not limited to, regulatory reporting and legal services) and recording and partner communication expenses. The agreement provides for reimbursement to the affiliate for actual costs incurred. Reimbursements paid to the Affiliate under the provisions of this agreement aggregated approximately $99,000, $113,000 and $68,600 in 1998, 1997 and 1996, respectively.

        NOTE RECEIVABLE FROM GENERAL PARTNER
        At December 31, 1998 and 1997, a non-interest bearing note receivable of $10,000 was due from the general partner for their initial partnership capital contribution.

        DEBT PLACEMENT FEES
        During 1997 and 1995, the Partnership issued notes payable to an affiliate of the general partner for payment of debt placement fees of $97,500 and $102,000, respectively. Debt placement fees were equal to 1% of the principal amounts of the new third party financing.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

        At December 31, 1998 and 1997, the aggregate balances of these notes were $72,640 and $113,000, respectively (See Note 6).

        SUBORDINATED REAL ESTATE BROKERAGE COMMISSIONS
        If the general partner, or any of its affiliates, render services in negotiating and implementing the sale of Partnership properties, the general partner or such affiliates will be paid a real estate brokerage commission in an amount up to one-half of the commission customarily charged in arm's-length transactions but not in excess of 3% of the contract price for the property. Payment of such commission (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note 5. No properties were sold in 1998, 1997 or 1996 and, accordingly, no brokerage commissions were paid by the Partnership.


8.      LOSS PER LIMITED PARTNERSHIP UNIT DISCLOSURES:

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                    1997              1997              1996
                                                  ---------         ---------         ---------
        Numerator - basic and diluted EPS:
          Net loss                                $(183,428)        $(371,386)        $(486,528)
        Denominator - basic  and  diluted
        EPS:
          Weighted average limited
            partnership units                        26,926            26,926            26,926
                                                  ---------         ---------         ---------

        Basic and diluted loss per limited
          Partnership unit                        $   (6.81)        $  (13.79)        $  (18.06)
                                                  =========         =========         =========

                                                                    SCHEDULE III

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                              NET CHANGE                 GROSS AMOUNT AT WHICH
                                             INITIAL COST             SUBSEQUENT TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                    ----------------------------   ------------------------------   -----------------------------
                                                   BUILDINGS AND                    BUILDINGS AND                   BUILDINGS AND
                     ENCUMBRANCES       LAND        IMPROVEMENTS        LAND         IMPROVEMENTS        LAND        IMPROVEMENTS
                     ------------   ------------   -------------   ------------     -------------   ------------    -------------
Shadowridge Meadows  $  9,742,751   $  3,294,260    $  9,821,589    $   (400,000)    $   (951,815)   $  2,894,260    $  8,869,774

Mission Park           10,022,451      4,484,105      13,490,802        (300,000)        (597,335)      4,184,105      12,893,467
                     ------------   ------------    ------------    ------------     ------------    ------------    ------------
                     $ 19,765,202   $  7,778,36     $ 23,312,391    $   (700,000)    $ (1,549,150)   $  7,078,365    $ 21,763,241
                     ============   ===========     ============    ============     ============    ============    ============



                                                                                      LIFE ON WHICH
                                                                                    DEPRECIATION IN
                                         ACCUMULATED      DATE OF         DATE     LATEST STATEMENTS
                           TOTAL         DEPRECIATION   CONSTRUCTION    ACQUIRED      IS COMPUTED
                       ------------     ------------   ------------    ---------   -----------------
Shadowridge Meadows     $ 11,764,034     $  3,566,541    Jan. 1988      Nov. 1988      27.5 years

Mission Park              17,077,572        5,878,779    May 1989       Aug. 1989      27.5 years
                        ------------     ------------
                        $ 28,841,606     $  9,445,320
                        ============     ============


(a) Reconciliation of total real estate carrying value for the three years ended December 31, 1998:

                                            1998          1997           1996
                                        -----------    -----------    -----------
        Balance at beginning of year    $28,685,443    $28,433,411    $28,389,029
        Acquisitions                        156,163        252,032         44,382
                                        -----------    -----------    -----------

        Balance at end of year          $28,841,606    $28,685,443    $28,433,411
                                        ===========    ===========    ===========

(b) Reconciliation of accumulated depreciation for the three years ended December 31, 1998:

                                           1998          1997          1996
                                        ----------    ----------    ----------
        Balance at beginning of year    $8,582,492    $7,745,530    $6,935,310
        Expense                            862,828       836,962       810,220
                                        ----------    ----------    ----------

        Balance at end of year          $9,445,320    $8,582,492    $7,745,530
                                        ==========    ==========    ==========