Form 10-Q
period 1999-03-31
INCOME GROWTH PARTNERS LTD X
filed 1999-05-14
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                     March 31, 1999

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

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

The number of the registrant's Original Limited Partnership Units outstanding as of May 14, 1999 was 18,826.5. The number of the registrant's Class A Units outstanding as of May 14, 1999 was 8,100.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,           DECEMBER 31,
                                                                      1999                  1998
                                                                  ------------           ------------
                                    ASSETS
Rental properties:
  Land                                                            $  7,078,365           $  7,078,365
  Buildings and improvements                                        21,802,878             21,763,241
                                                                  ------------           ------------

                                                                    28,881,243             28,841,606
  Less accumulated depreciation                                      9,663,036              9,445,320
                                                                  ------------           ------------

                                                                    19,218,207             19,396,286

Cash and cash equivalents                                              532,918                441,909
Deferred loan fees, net of accumulated amortization of
    $146,223 and $132,140, respectively                                630,960                645,044
Prepaid expenses and other assets                                       28,666                 30,742
                                                                  ------------           ------------

                                                                     1,192,544              1,117,695
                                                                  ------------           ------------

                                                                  $ 20,410,752           $ 20,513,981
                                                                  ============           ============

                   LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                            $ 19,535,060           $ 19,579,523

Other liabilities:
  Loan payable to affiliate                                             72,640                 72,640
  Accounts payable and accrued liabilities                             242,938                170,177
  Accrued interest payable                                             125,699                125,699
  Security deposits                                                    202,077                199,177
                                                                  ------------           ------------

                                                                    20,178,415             20,147,216

Commitments

Partners' capital                                                      242,337                376,765
Note receivable from general partner                                   (10,000)               (10,000)
                                                                  ------------           ------------

                                                                  $ 20,410,752           $ 20,513,981
                                                                  ============           ============


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                             ---------------------------------
                                                                1999                  1998
                                                             -----------           -----------
Revenues:
   Rents                                                     $ 1,033,563           $   984,642
   Other                                                          57,063                40,542
                                                             -----------           -----------

           Total revenues                                      1,090,627             1,025,184
                                                             -----------           -----------


Expenses:
   Operating expenses                                            535,123               454,052
   Depreciation                                                  231,798               222,831
   Interest                                                      379,292               392,103
                                                             -----------           -----------

           Total expenses                                      1,146,213             1,068,986
                                                             -----------           -----------

Net income (loss)                                            $   (55,586)          $   (43,802)
                                                             ===========           ===========

Basic and diluted per limited partnership unit data
   Net loss per limited partnership unit                     $      2.06           $      1.63
                                                             ===========           ===========

Weighted average limited
   partnership units outstanding                                  26,926                26,926
                                                             ===========           ===========


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                           -----------------------------
                                                                             1999                 1998
                                                                           ---------           ---------
Cash flows from operating activities:
   Net loss                                                                $ (55,586)          $ (43,802)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Depreciation and Amortization                                       231,798             222,831

         (Increase) in:
           Prepaid expenses and other assets                                   2,076            (128,508)
           Deferred Loan Fees                                                     --              (7,016)
         Increase in:
           Accounts payable, accrued liabilities and accrued
             interest payable                                                 72,762              73,978
           Security deposits                                                   2,900              (1,191)
                                                                           ---------           ---------

             Net cash provided by operating activities                       253,951             116,292
                                                                           ---------           ---------

Cash flows from investing activities:
   Capital expenditures                                                      (39,637)            (53,462)
                                                                           ---------           ---------

             Net cash used in investing activities                           (39,637)            (53,462)
                                                                           ---------           ---------

Cash flows from financing activities:
   Principal payments under mortgage debt                                    (44,463)            (47,144)
   Principal payments to affiliate                                                --              (3,292)
   Collection on loan receivable from general partner                             --                  --
   Distributions to Investors                                                (78,842)           (100,000)
                                                                           ---------           ---------

             Net cash used by financing activities                          (123,305)           (150,436)
                                                                           ---------           ---------

             Net increase (decrease) in cash and cash equivalents             91,009             (87,606)
                                                                           ---------           ---------

Cash and cash equivalents at beginning of period                             441,909             282,293
                                                                           ---------           ---------

             Cash and cash equivalents at end of period                    $ 532,918           $ 194,687
                                                                           =========           =========


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


1.      BASIS OF FINANCIAL STATEMENT PRESENTATION:

        The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1998 filed on Form 10K.

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

        a.      Liquidity and Capital Resources:

                Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the three months ended March 31, 1999, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

                Net cash provided by operating activities for the three months ended March 31, 1999 was approximately $253,951 compared to approximately $116,292 for the same period in 1998. The reason for this increase was primarily attributable to a decrease in prepaid property taxes of $67,000.

                There was no material change in net cash used in investing activities for the three months ended March 31, 1999 when compared to the same period in 1998.

                Net cash used in investing activities for the three months ended March 31, 1999 was approximately $123,305 compared to approximately $150,436 for the same period in 1998. The principal reason for this decrease is a decrease in distributions to investors.

        b.      Results of Operations:

                COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998.

                Rental revenue for the three months ended March 31, 1999 was approximately $1,033,563, an increase of 5% over rents of approximately $984,642 for the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

                Operating expenses for the three months ended March 31, 1999 were approximately $535,123, an increase of 18% over operating expenses of approximately $454,052 for the comparable period in 1998.

        c.      Year 2000

                The Partnership has completed its awareness phase of Year 2000 Compliance and has begun its assessment. All of the Partnership's current software applications and computer hardware is undergoing assessment. So far, the

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


                Partnership's computer software for the Operating System, Investor Relations, Accounting and Property Management are in Year 2000 compliance. The on-site hardware assessment of the Partnership's computer hardware at the Partnership' two properties will be completed by late April 1999. The computer software for the Partnership's two properties is under assessment and is to be completed by late April 1999.

                After the Partnership's assessment is completed in late April 1999, the renovation phase will begin. It is anticipated it will be completed by the end of the 2nd Quarter of 1999 with system validation and implementation to follow during the 3rd Quarter.

                The cost of addressing the Partnership's Year 2000 issues have been estimated at $30,000. The cost of the renovation and implementation will consist of an acceleration of scheduled upgrade of computer hardware for the Partnership properties and the corresponding upgrade of the computer operating system.

                The Partnership's contingency plans for the Year 2000 problems are still under assessment and should be completed by the end of the 2nd Quarter of 1999.



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

        None

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


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

Date: March 14, 1999


                                            INCOME GROWTH PARTNERS, LTD. X,
                                            a California Limited Partnership

                                            By: Income Growth Management, Inc.
                                                General Partner


                                                By: /s/ Timothy C. Maurer
                                                   -----------------------------
                                                   Timothy C. Maurer
                                                   Principal Financial Officer
                                                   AND Duly Authorized Officer
                                                   of the Registrant