Form 10-Q
period 1999-06-30
INCOME GROWTH PARTNERS LTD X
filed 1999-08-10
CIK 830051

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended         June 30, 1999

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
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,             DECEMBER 31,
                                                                     1999                   1998
                                                                  unaudited
                                                                 ------------           ------------

                                    ASSETS

Rental properties:
   Land                                                          $  7,078,365           $  7,078,365
   Buildings and improvements                                      21,829,335             21,763,241
                                                                 ------------           ------------

                                                                   28,907,700             28,841,606
   Less accumulated depreciation                                    9,883,122              9,445,320
                                                                 ------------           ------------

                                                                   19,024,578             19,396,286

Cash and cash equivalents                                             478,847                441,909
Deferred loan fees, net of accumulated amortization of
     $159,456 and $146,223, respectively                              617,727                645,044
Prepaid expenses and other assets                                      21,662                 30,742
                                                                 ------------           ------------

                                                                    1,118,236              1,117,695
                                                                 ------------           ------------

                                                                 $ 20,142,814           $ 20,513,981
                                                                 ============           ============

                      LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                           $ 19,483,035           $ 19,579,523

Other liabilities:
   Loan payable to affiliate                                           60,740                 72,640
   Accounts payable and accrued liabilities                           116,003                170,177
   Accrued interest payable                                           125,699                125,699
   Security deposits                                                  213,997                199,177
                                                                 ------------           ------------

                                                                   19,999,474             20,147,216

Commitments

Partners' capital                                                     153,340                376,765
Note receivable from general partner                                  (10,000)               (10,000)
                                                                 ------------           ------------

                                                                 $ 20,142,814           $ 20,513,981
                                                                 ============           ============


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED


                                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                                             --------------------------    --------------------------
                                                                1999           1998           1999           1998
                                                             -----------    -----------    -----------    -----------

Revenues:
    Rents                                                    $ 1,067,424    $   980,981    $ 2,100,987    $ 1,965,623
    Other                                                         43,282         38,854        100,346         79,396
                                                             -----------    -----------    -----------    -----------

               Total revenues                                  1,110,706      1,019,835      2,201,333      2,045,019
                                                             -----------    -----------    -----------    -----------


Expenses:
    Operating expenses                                           474,929        490,734      1,010,052        944,786
    Depreciation and amortization                                233,319        223,546        465,117        446,377
    Interest                                                     369,879        343,796        749,171        735,899
                                                             -----------    -----------    -----------    -----------

               Total expenses                                  1,078,127      1,058,076      2,224,340      2,127,062
                                                             -----------    -----------    -----------    -----------

Net income (loss)                                            $    32,579    $   (38,241)   $   (23,007)   $   (82,043)
                                                             ===========    ===========    ===========    ===========

Basic and diluted per limited partnership unit data
    Net income/(loss) per limited partnership unit           $      1.21    $     (1.42)   $      (.85)   $     (3.05)
                                                             ===========    ===========    ===========    ===========

Weighted average limited
    partnership units outstanding                                 26,926         26,926         26,926         26,926
                                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED


                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                -----------------------------
                                                                                  1999                1998
                                                                                ---------           ---------

Cash flows from operating activities:
    Net loss                                                                    $ (23,007)          $ (82,043)
    Adjustments to reconcile net loss to net cash provided by
          operating activities:
            Depreciation and amortization                                         465,117             446,379
            (Increase) in:
               Prepaid expenses and other assets                                    9,080             (92,912)
               Deferred loan fees                                                       -              (7,016)
            Increase in:
               Accounts payable, accrued liabilities and accrued
                  interest payable                                                (54,173)             29,752
               Security deposits                                                   14,820               2,173
                                                                                ---------           ---------

                  Net cash provided by operating activities                       411,837             296,333
                                                                                ---------           ---------

Cash flows from investing activities:
    Capital expenditures                                                          (66,094)            (93,229)
                                                                                ---------           ---------

                  Net cash used in investing activities                           (66,094)            (93,229)
                                                                                ---------           ---------

Cash flows from financing activities:
    Principal payments under mortgage debt                                        (96,488)            (91,166)
    Principal payments to affiliate                                               (11,900)             (9,800)
    Distributions to investors                                                   (200,417)           (160,000)
                                                                                ---------           ---------

                  Net cash used by financing activities                          (308,805)           (260,966)
                                                                                ---------           ---------

                  Net increase (decrease) in cash and cash equivalents             36,938             (57,862)
                                                                                ---------           ---------

Cash and cash equivalents at beginning of period                                  441,909             282,293
                                                                                ---------           ---------

                  Cash and cash equivalents at end of period                    $ 478,847           $ 224,431
                                                                                =========           =========


The accompanying notes are an integral part of the financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


1.    BASIS OF FINANCIAL STATEMENT PRESENTATION:

      The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1998 filed on Form 10-K.

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

            a.    Liquidity and Capital Resources:

                  Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the six months ended June 30, 1999, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

                  Net cash provided by operating activities for the six months ended June 30, 1999 was approximately $412,000 compared to approximately $296,000 for the same period in 1998. The principal reason for this increase was a decrease in funds spent on prepaid expenses.

                  There was no material change in net cash used in investing activities for the six months ended June 30, 1999 when compared to the same period in 1998.

                  Net cash used in financing activities for the six months ended June 30, 1999 was approximately $309,000 compared to approximately $261,000 for the same period in 1998. The principal reason for this increase was an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


            b.    Results of Operations:

                  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998.

                  Rental revenue for the three months ended June 30, 1999 was approximately $1,067,000, an increase of 9% over rents of approximately $981,000 for the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates and a decrease in employee lodging.

                  Operating expenses for the three months ended June 30, 1999 were approximately $475,000, a decrease of 3% over operating expenses of approximately $491,000 for the comparable period in 1998. The decrease is primarily attributable to a decrease in partnership expenses.

                  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

                  Rental revenue for the six months ended June 30, 1999 was approximately $2,101,000, an increase of 7% over rents of approximately $1,966,000 for the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates and a decrease in employee lodging.

                  Operating expenses for the six months ended June 30, 1999 were approximately $1,010,000, an increase of 7% over operating expenses of approximately $945,000 for the comparable period in 1998. The increase is primarily attributable to increases in advertising, credit check fees, liability insurance, cleaning and supplies for rental turnovers, extensive mold treatment, and gas and electric charges.

            c.    Year 2000

                  The Partnership has completed its awareness phase of Year 2000 Compliance and has begun its assessment. All of the Partnership's current software applications and computer hardware is undergoing assessment. So far, the Partnership's computer software for the Operating System, Investor Relations, Accounting and Property Management are in Year 2000 compliance. The on-site hardware assessment of the Partnership's computer hardware at the Partnership's two properties was completed by late April 1999.

                  The renovation phase was postponed because of falling system prices and reconfiguration of the on-site hardware. The renovation is anticipated to begin early September, 1999, with system validation and implementation to follow in October, 1999.

                  The cost of addressing the Partnership's Year 2000 issues should not have a material impact on the Partnership. The cost of the Partnership assessment is minimal and renovation and implementation will consist of an acceleration of scheduled upgrade of computer hardware for the Partnership's properties and the corresponding upgrade of the computer operating system.

                  The Partnership's contingency plans for the Year 2000 problems are still under assessment and should be completed by the end of the 3rd Quarter of 1999.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


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

            Exhibit 27.1 - Financial Data Schedule

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A CALIFORNIA LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 1999


                                 INCOME GROWTH PARTNERS, LTD. X,
                                 a California Limited Partnership

                                 By:  Income Growth Management, Inc.
                                      General Partner


                                      By:   /s/ Timothy C. Maurer
                                            ------------------------------------
                                      Timothy C. Maurer
                                      Principal Financial Officer AND
                                      Duly Authorized Officer of the Registrant