Form 10-Q
period 1999-09-30
INCOME GROWTH PARTNERS LTD X
filed 1999-11-15
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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
(A California Limited Partnership)
Consolidated Balance Sheets

                                                                     September 30,      December 31,
                                                                         1999               1998
                                                                     ------------       ------------
                                                                     (unaudited)
                                            ASSETS
Rental properties:
    Land                                                             $  7,078,365       $  7,078,365
    Buildings and improvements                                         21,866,772         21,763,241
                                                                     ------------       ------------

                                                                       28,945,137         28,841,606
    Less accumulated depreciation                                      10,102,741          9,445,320
                                                                     ------------       ------------

                                                                       18,842,396         19,396,286

Cash and cash equivalents                                                 582,341            441,909
Deferred loan fees, net of accumulated amortization of
      $174,388 and $132,140, respectively                                 602,795            645,044
Prepaid expenses and other assets                                          14,753             30,742
                                                                     ------------       ------------

                                                                        1,199,889          1,117,695
                                                                     ------------       ------------

                                                                     $ 20,042,285       $ 20,513,981
                                                                     ============       ============

                              LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                               $ 19,448,813       $ 19,579,523

Other liabilities:
    Loan payable to affiliate                                              60,740             72,640
    Accounts payable and accrued liabilities                              130,373            170,177
    Accrued interest payable                                              125,699            125,699
    Security deposits                                                     217,123            199,177
                                                                     ------------       ------------

                                                                       19,982,748         20,147,216

Commitments

Partners' capital                                                          69,537            376,765
Note receivable from general partner                                      (10,000)           (10,000)
                                                                     ------------       ------------

                                                                     $ 20,042,285       $ 20,513,981
                                                                     ============       ============


The accompanying notes are an integral part of the financial statements.

Income Growth Partners, Ltd. X and Subsidiary
(A California Limited Partnership)
Consolidated Statements of Operations - Unaudited

                                                For the Three Months          For the Nine Months
                                                 Ended September 30,          Ended September 30,
                                             --------------------------    --------------------------
                                                1999            1998          1999          1998
                                             -----------    -----------    -----------    -----------
Revenues:
    Rents                                    $ 1,081,445    $   973,736    $ 3,182,432    $ 2,939,359
    Other                                         52,651         69,053        152,997        148,449
                                             -----------    -----------    -----------    -----------

             Total revenues                    1,134,096      1,042,789      3,335,429      3,087,808
                                             -----------    -----------    -----------    -----------


Expenses:
    Operating expenses                           476,270        415,188      1,486,322      1,359,974
    Depreciation                                 234,551        227,310        699,668        673,687
    Interest                                     377,478        378,863      1,126,649      1,114,762
                                             -----------    -----------    -----------    -----------

             Total expenses                    1,088,299      1,021,361      3,312,639      3,148,423
                                             -----------    -----------    -----------    -----------

Net income (loss)                            $    45,797    $    21,428    $    22,790    $   (60,615)
                                             ===========    ===========    ===========    ===========

Basic and diluted per limited
    partnership unit data
    Net income (loss) per limited
      partnership unit                       $      1.70    $       .80    $       .85    $     (2.25)
                                             ===========    ===========    ===========    ===========

Weighted average limited
    partnership units outstanding                 26,926         26,926         26,926         26,926
                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

Income Growth Partners, Ltd. X and Subsidiary
(A California Limited Partnership)
Consolidated Statements of Cash Flows - Unaudited

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                         -------------------------
                                                                           1999            1998
                                                                         ---------       ---------
Cash flows from operating activities:
    Net income (loss)                                                    $  22,790       $ (60,615)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                   699,668         647,413
           (Increase) in:
             Prepaid expenses and other assets                              15,989        (109,350)
             Deferred loan fees                                                 --          26,274
           Increase in:
             Accounts payable, accrued liabilities and accrued
               interest payable                                            (39,803)         23,949
             Security deposits                                              17,946           1,655
                                                                         ---------       ---------

               Net cash provided by operating activities                   716,590         529,326
                                                                         ---------       ---------

Cash flows from investing activities:
    Capital expenditures                                                  (103,531)       (124,028)
                                                                         ---------       ---------

               Net cash used in investing activities                      (103,531)       (124,028)
                                                                         ---------       ---------

Cash flows from financing activities:
    Principal payments under mortgage debt                                (109,627)       (136,057)
    Loan fees and refinancing costs                                             --          (7,016)
    Principal payments to affiliate                                        (11,900)        (22,550)
    Distributions to investors                                            (351,100)       (235,000)
                                                                         ---------       ---------

               Net cash used by financing activities                      (472,627)       (400,623)
                                                                         ---------       ---------

               Net increase (decrease) in cash and cash equivalents        140,432           4,675
                                                                         ---------       ---------

Cash and cash equivalents at beginning of period                           441,909         282,293
                                                                         ---------       ---------

               Cash and cash equivalents at end of period                $ 582,341       $ 286,968
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

             a.    Liquidity and Capital Resources:

                   Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 1999, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

                   Net cash provided by operating activities for the nine months ended September 30, 1999 was approximately $716,590 compared to approximately $529,326 for the same period in 1998. The principal reason for this increase was an increase in income.

                   Net cash used in financing activities for the nine months ended September 30, 1999 was approximately $472,627 compared to approximately $400,623 for the same period in 1998. The principal reason for this increase was an increase in distributions to investors.

Income Growth Partners, Ltd. X and Subsidiary
(A California Limited Partnership)

             b.    Results of Operations:

                   Comparison of three months ended September 30, 1999 to the three months ended September 30, 1998.

                   Rental revenue for the three months ended September 30, 1999 was approximately $1,081,445, an increase of 11% over rents of approximately $973,736 for the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates.

                   Operating expenses for the three months ended September 30, 1999 were approximately $476,270, an increase of 15% over operating expenses of approximately $415,188 for the comparable period in 1998. The increase is primarily attributable to an increase in administration expenses.

                   Comparison of nine months ended September 30, 1999 to the nine months ended September 30, 1998.

                   Rental revenue for the nine months ended September 30, 1999 was approximately $3,182,432, an increase of 8% over rents of approximately $2,939,359 for the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates.

                   Operating expenses for the nine months ended September 30, 1999 were approximately $1,486,322, an increase of 9% over operating expenses of approximately $1,359,974 for the comparable period in 1998. The increase is primarily attributable to increases in administration expenses, wages, cleaning and supplies for rental turnovers, landscaping and pool maintenance costs.

             c.    Year 2000

                   The Partnership has completed both the awareness phase and the assessment phase of Year 2000 Compliance. The Partnership's computer software for the Operating System, Investor Relations, Accounting and Property Management are in Year 2000 compliance. The on-site hardware assessment of the Partnership's computer hardware at the Partnership's two properties was completed by late April 1999.

                   The cost of addressing the Partnership's Year 2000 issues should not have a material impact on the Partnership. The Partnership's contingency plans for the Year 2000 problems are finalized and should be implemented by the end of November, 1999.

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

Date: November 15, 1999


                           INCOME GROWTH PARTNERS, LTD. X,
                           a California Limited Partnership

                           By:  Income Growth Management, Inc.
                                General Partner


                                By:      /s/ Timothy C. Maurer
                                      ---------------------------------------
                                      Timothy C. Maurer
                                      Principal Financial Officer AND
                                      Duly Authorized Officer of the Registrant