Form 10-K405
period 1999-12-31
INCOME GROWTH PARTNERS LTD X
filed 2000-03-30
CIK 830051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ___ to ___

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I

Item 1.        Business......................................................................1

Item 2.        Properties....................................................................2

Item 3.        Legal Proceedings.............................................................3

Item 4.        Submission of Matters to a Vote of Security Holders...........................3

PART II

Item 5.        Market for the Registrant's Units and Related Security Holder Matters.........3

Item 6.        Selected Consolidated Financial Data..........................................4

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................................4

Item 8.        Financial Statements and Supplementary Data...................................7

Item 9.        Disagreements on Accounting and Financial Disclosures.........................7

PART III

Item 10.       Directors and Executive Officers of the Registrant............................7

Item 11.       Executive Compensation........................................................8

Item 12.       Security Ownership of Certain Beneficial Owners and Management................8

Item 13.       Certain Relationships and Related Transactions................................8

PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K................9

Signatures     .............................................................................11

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

Income Growth Management, Inc. ("IGM") is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 1999, there were approximately 2,039 limited partners in the Partnership.

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

Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws exist which also may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although management of the Partnership believes that the properties are substantially in compliance with present requirements. If the properties are not in compliance, the Partnership is likely to incur additional costs to comply with the ADA and the FHAA.

During 1995, on a tax free basis, the Limited Partnership exchanged the Mission Park property for a 99% interest in IGPX Mission Park Associates, L.P., a newly formed California limited partnership (the "Mission Park Subsidiary"). The Mission Park Subsidiary is separate and distinct from the Limited Partnership having separate assets, liabilities and business operations.

During 1997, on a tax free basis, the Limited Partnership exchanged the Shadow Ridge Meadows property for a 99% interest in IGP X Shadow Ridge Meadows, Ltd., a newly formed California limited partnership (the "Shadow Ridge Meadows Subsidiary"). The Shadow Ridge Meadows Subsidiary is also separate and distinct from the Limited Partnership, having separate assets, liabilities and business operations.

Formation of the Mission Park Subsidiary and the Shadow Ridge Subsidiary had no impact on the Partnership's overall financial condition, results of operations, allocation of net income/loss, cash distributions or Partnership assets.

ITEM 2. PROPERTIES

The Partnership, through its subsidiaries, presently owns two properties, as follows:

     MISSION PARK:

     Date of purchase: August 1989

     Purchase price: $17,100,000

     Property Description: A 264-unit apartment complex located in San Marcos, California. The property includes two full-size recreation rooms, two heated swimming pools and spas, night-lighted tennis courts, a satellite cable TV system and covered parking. The building is approximately ten years old. The property contains 215,292 square feet.

     SHADOW RIDGE MEADOWS:

     Date of purchase: November 1988

     Purchase price: $12,700,000

     Property Description: A 184-unit apartment complex located in Vista, California. The property includes a large recreation center, a heated swimming pool and spa, five laundry facilities, a satellite cable TV system and covered parking. The building is approximately twelve years old. The property contains 127,197 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

(a)  Market Information

     As of December 31, 1999, the outstanding securities of the Partnership included the Original Units and Class A Units held by the limited partners. The Partnership's Amended and Restated Agreement of Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b)  Holders

     As of December 31, 1999, the Partnership's 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 2,039 Limited Partners.

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

     The Partnership distributed approximately $513,667 during 1999.

     Cash distributions are determined at the discretion of the general partner. Any future distributions are largely dependent on future income, expenses, debt service and operating reserves and there can be no assurance that future distributions will be paid.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and the related notes described in Item 8 herein:

                                                        1999            1998            1997            1996            1995
Total assets.......................................     $19,818,470     $20,513,980     $21,225,719     $21,476,918     $22,153,868
Long-term obligations..............................      19,382,900      19,579,523      19,765,202      19,788,869      19,966,935
Total revenue......................................       4,485,956       4,148,324       3,791,975       3,576,981       3,896,384
Total expenses.....................................      (4,495,990)     (4,331,753)     (4,163,361)     (4,063,509)     (4,584,674)
Income (loss) before extraordinary item:...........          22,932        (183,429)       (371,386)       (486,528)      3,757,729
Extraordinary item:................................              --              --              --              --       4,446,019
Net income (loss)..................................          22,932        (183,429)       (371,386)       (486,528)      3,757,729
Net income (loss) per partnership unit before
  extraordinary gain...............................            0.85           (6.81)         (13.79)         (18.06)         (28.48)
Extraordinary gain per partnership unit............              --              --               --             --          184.01
Net income (loss) per partnership unit.............            0.85           (6.81)         (13.79)         (18.06)         155.53
Weighted average limited partnership units.........          26,926          26,926          26,926          26,926          24,161


There had been no cash distributions to partners up until December 31, 1997. The Partnership distributed approximately $514,000 and $322,000 during 1999 and 1998, respectively.

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

Statements contained in this report that are not purely historical are forward-looking statements including statements regarding the Partnership's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this report are based upon the information available to the Partnership on the date thereof, and the Partnership assumes no obligation to update any such forward-looking statements. It is important to note that the Partnership's actual results could differ materially from those in such forward-looking statements.

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

      Prior to 1996, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During 1996 through 1999, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

        Net cash provided by operating activities for the year ended December 31, 1999 was $871,000 compared to $871,000 for the same period in 1998.

        Net cash used in investing activities for the year ended December 31, 1999 was $144,000 compared to $156,000 for the same period in 1998. The decrease in cash used in investing activities was due primarily to decreases in property improvements as compared to the prior year.

        Net cash used in financing activities for the year ended December 31, 1999 was $734,000 compared to $555,000 for the same period in 1998. The increase was primarily due to an increase of approximately $192,000 in distributions paid during 1999, an increase of principal payments under mortgage debt of approximately $11,000 and a decrease in principal payments to affiliate of approximately $36,000.

        COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

        Net cash provided by operating activities for the year ended December 31, 1998 was $871,000 compared to $594,000 for the same period in 1997. The principal reason for this difference was a decrease in net loss of approximately $188,000, a decrease in prepaid expenses and other assets and an increase in accounts payable resulting from the timing of payments.

        Net cash used in investing activities for the year ended December 31, 1998 was $156,000 compared to $252,000 for the same period in 1997. The decrease in cash used in investing activities is due primarily to decreases in property improvements as compared to the prior year.

        Net cash used in financing activities for the year ended December 31, 1998 was $555,000 compared to $305,000 for the same period in 1997. The increase was primarily due to an increase in the principal payments under mortgage debt of approximately $162,000, distributions paid of approximately $322,000 during 1998, the decrease of loan fees of approximately $338,000 from the refinance of the Shadow Ridge Meadows Property in 1997, and a decrease in the proceeds received from an affiliate of approximately $62,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(b) Results of Operations

    COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

    Rental revenue for the year ended December 31, 1999 was $4,304,000, an increase of 9% over rents of $3,944,000 in the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates.

    Interest expense for the year ended December 31, 1999 was $1,464,000, a 2% decrease from interest expense of $1,489,000 in the comparable period in 1998.

    Operating expense of the year ended December 31, 1999 was $2,072,000, an increase of 7% over operating expense of $1,929,000 in the comparable period in 1998. The increase is attributable to higher expenses related to the increase in rental revenue.

    Depreciation expense for the year ended December 31, 1999 was $928,000, an increase of 2% over depreciation expense of $914,000 in the comparable period in 1998. The increase is primarily attributable to consistent yearly increases in total capitalized fixed asset expenditures.

    COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

    Rental revenue for the year ended December 31, 1998 was $3,944,000, an increase of 8% over rents of $3,656,000 in the comparable period in 1997. The increase is primarily attributable to an increase in monthly tenant rental rates.

    Interest expense for the year ended December 31, 1998 was $1,489,000, a decrease of 4% over interest expense of $1,544,000 in the comparable period in 1997. The decrease is primarily attributable to the refinancing on the Shadow Ridge Meadows Property, as well as the increase in the principal payments on the existing mortgage loans. The increase is also attributable to amortization of loan fees related to the refinancing of the Shadow Ridge Meadows Property.

    Operating expense for the year ended December 31, 1998 was $1,929,000, an increase of 8% over operating expense of $1,782,000 in the comparable period in 1997. The increase is attributable to higher expenses related to the increase in rental revenue.

    Depreciation expense for the year ended December 31, 1998 was $914,000, an increase of 9% over depreciation expense of $837,000 in the comparable period in 1997. The increase is primarily attributable to consistent yearly increases in total capitalized fixed asset expenditures.

(c) Year 2000

    The Partnership is currently not aware of any Year 2000 problems in any of its critical systems or with any of its significant vendors. However, the success to date of its Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which it relies will not become apparent in the future. The following disclosure is a Year 2000 readiness disclosure statement under the Year 2000 Readiness and Disclosure Act.

    The Partnership's Year 2000 readiness program was designed to minimize the possibility of serious Year 2000 interruptions. The Partnership began assessment of the Partnership's software applications and hardware early in 1999. Throughout 1999, the partnership implemented a Year 2000 readiness program which was completed in December 1999. The Year 2000 readiness program consisted mainly of an acceleration of scheduled upgrades of computer hardware for the Partnership's properties and the corresponding upgrades of the computer operating system. The total cost of the Partnership's Year 2000 readiness program was approximately $10,000.

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

     The names, ages and positions of responsibility held by the executive officers and directors of IGM are as follows:

         NAME                AGE                 POSITION
         ----                ---                 --------
     David Maurer             47          President and Director
     Timothy Maurer           50          Secretary and Director
     Robert Green             42          Vice President of Operations and Director

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

        The table below reflects amounts paid to the general partner or its affiliates during the following years:

                                      1999          1998         1997
                                      ----          ----         ----
Management fees                     $226,000      $207,300     $179,000
Administrative fees                  130,000        99,000      113,000
Loan origination fees                      -        10,000       97,500

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements

          The following financial statements of the Partnership and related notes to financial statements and accountants' report are filed herewith:

               Report of Independent Accountants

               Consolidated Balance Sheets as of December 31, 1999 and 1998

               Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedule

          Schedule III - Real Estate and Accumulated Depreciation

          All other schedules are either not required, or the information therein is included in the notes to the audited financial statements.

(b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by the report.

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

                      Equity Interest Holder Ballot for Accepting or Rejecting Debtor's Second Amended Plan of Reorganization;

                      Offering Memorandum for Income Growth
                      Partners, Ltd. X Class A Units dated
                      October 27, 1994 (with Amended and
                      Restated Agreement of Limited Partnership attached as Exhibit B).

   3.1                Articles of Incorporation of IGP X Mission          (2)
                      Park, Inc.

   4.2                Amended and Restated Agreement of Limited           (3)
                      Partnership

   4.3                Agreement of Limited Partnership of IGP X           (2)
                      Mission Park Associates, L.P., A California
                      Limited Partnership

   4.4                Agreement of Limited Partnership of IGP X           (2)
                      Shadow Ridge Meadows, Ltd., A California
                      Limited Partnership

  27.6                Financial Data Schedule                             (6)

  28.1                Prospectus dated January 3, 1991                    (4)

  28.4                Letter regarding resignation of General Partner     (5)

------------------

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

(6)  Filed herewith.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000

      INCOME GROWTH PARTNERS, LTD.
      (a California Limited Partnership)

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

              Signatures                   Title and Capacity                Date
       /S/ David W. Maurer             President                       March 29, 2000
     ----------------------------    ------------------------------    ------------------
       /S/ Timothy C. Maurer           Principal Financial Officer     March 29, 2000
     ----------------------------    ------------------------------    ------------------

                                    APPENDIX



                              FINANCIAL STATEMENTS

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS - ITEM 14 OF FORM 10-K

                                                                            PAGE

Report of Independent Accountants..........................................  F-2

Consolidated Financial Statements and Notes:

     Balance Sheets as of December 31, 1999 and 1998.......................  F-3

     Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997......................................  F-4

     Statements of Partners' Capital (Deficit) for the Years Ended
     December 31, 1999, 1998 and 1997......................................  F-5

     Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997......................................  F-6

     Notes to Consolidated Financial Statements............................  F-7

     Schedule III - Real Estate and Accumulated Depreciation............... F-12

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Income Growth Partners, Ltd. X and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (collectively, the "Partnership") at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PricewaterhouseCoopers LLP

San Diego, California
March 3, 2000

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________



                                                1999                1998
                                             -----------         ------------
ASSETS

Rental properties
 Land                                        $ 7,078,365         $ 7,078,365
 Buildings and improvements                   21,907,461          21,763,241
                                             -----------         -----------
                                              28,985,826          28,841,606
 Less accumulated depreciation               (10,316,949)         (9,445,320)
                                             -----------         -----------
                                              18,668,877          19,396,286
Cash and cash equivalents                        434,712             441,909
Deferred loan fees, net of accumulated
 amortization of $188,166 and
 $132,140, respectively                          589,017             645,044
Prepaids and other assets                        125,864              30,742
                                             -----------         -----------
    Total assets                             $19,818,470         $20,513,981
                                             ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                       $19,382,900         $19,579,523

Other liabilities:
 Loan payable to affiliates                       48,540              72,640
 Accounts payable and accrued liabilities        172,559             170,177
 Accrued interest payable                        120,684             125,699
 Security deposits                               217,757             199,177
                                             -----------         -----------
                                              19,942,440          20,147,216
Commitments and contingencies

Partners' (deficit)/capital                     (113,970)            376,765
Note receivable from general partner             (10,000)            (10,000)
                                             -----------         -----------
    Total liabilities and partners'
     capital                                 $19,818,470         $20,513,981
                                             ===========         ===========


   The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
________________________________________________________________________________


                                      1999           1998           1997
                                   ----------     ----------     ----------
REVENUES
 Rents                             $4,303,557     $3,943,519     $3,655,595
 Interest                               7,175          6,710          8,925
 Other                                175,224        198,095        127,455
                                   ----------     ----------     ----------
    Total revenues                  4,485,956      4,148,324      3,791,975
                                   ----------     ----------     ----------
EXPENSES
 Operating expenses                 2,071,793      1,928,765      1,782,364
 Depreciation and amortization        927,654        914,095        836,962
 Interest                           1,463,577      1,488,893      1,544,035
                                   ----------     ----------     ----------
    Total expenses                  4,463,024      4,331,753      4,163,361
                                   ----------     ----------     ----------
Net income/(loss)                  $   22,932     $ (183,429)    $ (371,386)
                                   ==========     ==========     ==========

BASIC AND DILUTED PER LIMITED
 PARTNERSHIP UNIT DATA
 Net income/(loss)                 $     0.85     $    (6.81)    $   (13.79)
                                   ==========     ==========     ==========
Weighted average limited
 partnership units                     26,926         26,926         26,926
                                   ==========     ==========     ==========




   The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
________________________________________________________________________________

                                             LIMITED PARTNERS
                                           --------------------
                               GENERAL     ORIGINAL     CLASS A
                               PARTNER     PARTNERS     PARTNERS        TOTAL
                               -------     --------     --------        -----
Balance, December 31, 1996    $(287,663)     $  --     $1,541,192     $1,253,529

Net loss                        (55,708)        --       (315,678)      (371,386)
                              ---------      -----     ----------     ----------
Balance, December 31, 1997     (343,371)        --      1,225,514        882,143

Distributions                        --         --       (321,949)      (321,949)

Net loss                        (27,514)        --       (155,915)      (183,429)
                              ---------      -----     ----------     ----------
Balance, December 31, 1998     (370,885)        --        747,650        376,765

Distributions                         --        --       (513,667)      (513,667)

Net income                         3,440        --         19,492         22,932
                              ----------     -----     ----------      ----------
Balance, December 31, 1999    $(367,445)     $  --     $  253,475      $(113,970)
                              =========      =====     ==========      =========


   The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
________________________________________________________________________________

                                                           1999            1998             1997
                                                        ----------      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $   22,932      $ (183,429)      $ (371,386)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation                                         871,628         862,828          836,961
      Amortization of loan fees                             56,026          51,267           20,103
      Decrease (increase) in prepaid expenses
        and other assets                                   (95,122)        120,439           22,454
      Increase (decrease) in
        Accounts payable and accrued liabilities             2,382          21,676           67,028
        Security deposits                                   18,580          (2,073)          16,895
        Accrued interest payable                            (5,015)             76            2,231
                                                        ----------      ----------       ----------
          Net cash provided by operating activities        871,411         870,784          594,286
                                                        ----------      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (144,218)       (156,164)        (252,031)
                                                        ----------      ----------       ----------
          Net cash used in investing activities           (144,218)       (156,164)        (252,031)
                                                        ----------      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under mortgage debt                  (196,623)       (185,679)         (23,667)
  Loan fees and refinancing costs                                -          (7,016)        (338,577)
  Principal payments to affiliate                          (24,100)        (50,360)         (14,800)
  Proceeds from affiliate loan                                   -          10,000           72,500
  Distributions                                           (513,667)       (321,949)               -
                                                        ----------      ----------       ----------
          Net cash used by financing activities           (734,390)       (555,004)        (304,544)
                                                        ----------      ----------       ----------
          Net (decrease)/increase in cash and cash
          equivalents                                       (7,197)        159,616           37,711
Cash and cash equivalents at beginning of year             441,909         282,293          244,582
                                                        ----------      ----------       ----------
          Cash and cash equivalents at end of year      $  434,712      $  441,909       $  282,293
                                                        ==========      ==========       ==========
SUPPLEMENTAL CASH FLOWS INFORMATION
  Cash paid for interest                                $1,463,577      $1,448,893       $1,337,417
                                                        ==========      ==========       ==========


   The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Income Growth Partners, Ltd. X, a California limited partnership (the "Limited Partnership"), and subsidiaries (collectively, the "Partnership") was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Partnership owns a 264 unit building in San Marcos, California ("Mission Park") and a 184 unit building in Vista, California ("Shadow Ridge Meadows").

     Income Growth Management, Inc. is the sole general partner. The general partner has made no cash contributions to date. As of December 31, 1999, there were approximately 2,039 limited partners in the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Limited Partnership and its subsidiaries. Subsidiaries consist primary of California limited partnerships formed to hold and operate the Partnership's properties. All significant intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consists of cash and short-term investments with original maturities at the date of purchase of 90 days or less.

     LAND, BUILDINGS AND IMPROVEMENTS
     Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of 27.5 and 5 to 15 years, respectively.

     Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations and capitalized and depreciated over the remaining life of the property.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Total advertising expense was approximately $70,000, $58,000 and $52,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from estimates.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     COMPREHENSIVE INCOME

     Other comprehensive income refers to changes in capital (net assets) which do not result from investment by partners or distributions to partners. Other comprehensive income consists of revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to partners' capital. For the periods ending December 31, 1999, 1998 and 1997, the Company's comprehensive income was equal to the Company's net income.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     There are no recently issued pronouncements for which the Partnership expects a material impact on the Partnership's results of operations.

     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          CASH AND SHORT-TERM INVESTMENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

          LONG-TERM DEBT: The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. The carrying values of the mortgage loans on both the Mission Park and Shadow Ridge Meadows properties approximates their respective fair values.

3.   CONCENTRATION OF CREDIT RISK

     UNINSURED CASH

     The Partnership maintains cash accounts which may exceed FDIC insured levels at one financial institution. All of the Partnership's cash equivalents are held in a U.S. Treasury Money Fund which

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________


     invests in short-term U.S. Treasury securities. The Partnership has not experienced any losses to date on its cash or cash equivalents.

     NATURE OF BUSINESS

     Changes in the national and regional economic climates, changes in local real estate conditions, such as the oversupply of apartments or reduction in demands for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership's properties.

4.   ACTIVITIES OF THE PARTNERSHIP

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

     Distributions of $513,667 and $321,949 were made during 1999 and 1998, respectively.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________

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

6.   MORTGAGE LOANS AND LOAN PAYABLE TO AFFILIATE

     At December 31, 1999 and 1998, mortgage loans and loan payable to affiliate consisted of the following:

                                                               1999          1998
                                                            -----------   -----------

Mission Park - Note dated December 27, 1995,
collateralized by first trust deed on land and buildings
and a guarantee by officers of the general partner,
interest and principal of $73,144 payable monthly based on
7.76% fixed annual interest rate, amortized over 30 years,
balloon payment of approximately $8,918,000 due in
January 2006.                                                $9,806,865    $9,917,901

Shadow Ridge Meadows - Note dated October 27, 1997,
collateralized by first trust deed on land and buildings,
interest and principal of $68,106 payable monthly based on
7.49% fixed annual interest rate, amortized over 30 years,
balloon payment of approximately $8,475,000 due in
November 2007.                                                9,576,035     9,661,662
                                                            -----------   -----------
                                                             19,382,900    19,579,523

Notes payable to ENA, affiliate of general partner -
promissory note dated December 27, 1995, with simple
interest and principal payable from time to time at the
published prime rate, stated as 8.5% at December 31, 1997,
and due upon demand                                              24,593        28,593

Note payable to Income Growth Property Management,
affiliate of the general partner - promissory note dated
October 23, 1997, with simple interest and principal
payable from time to time at the published prime rate,
stated as 8.5% at December 31, 1997, and due upon demand         23,947        44,047
                                                            -----------   -----------
                                                            $19,431,440   $19,652,163
                                                            ===========   ===========

     Future minimum annual principal payments are summarized as follows:

               2000                          $   274,716
               2001                              244,060
               2002                              263,360
               2003                              284,186
               2004                              306,660
               Thereafter                     18,058,458
                                             -----------
                                             $19,431,440
                                             ===========

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________


7.   RELATED PARTY TRANSACTIONS

     Following is a description of related party transactions for the three years ended December 31, 1999 that have not otherwise been disclosed:

     MANAGEMENT FEES
     The Partnership's properties are managed by an affiliate of the general partner who receives management fees.

     The fee for Mission Park is equal to 5% of the operating revenues generated by that property. The fee for Shadow Ridge Meadows was equal to 4% of the operating revenues generated by that property through October 1997 and 5% thereafter.

     Management fees aggregated approximately $226,000, $207,300 and $179,000 in 1999, 1998 and 1997, respectively.

     ADMINISTRATIVE COSTS
     The Partnership has an agreement with an affiliate of the general partner (the "Affiliate") who furnishes certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional (including, but not limited to, regulatory reporting and legal services) and recording and partner communications expenses. The agreement provides for reimbursement to the affiliate for actual costs incurred. Reimbursements paid to the Affiliate under the provisions of this agreement aggregated approximately $130,000, $99,000 and $113,000 in 1999, 1998 and 1997, respectively.

     NOTE RECEIVABLE FROM GENERAL PARTNER
     At December 31, 1999 and 1998, a non-interest bearing note receivable of $10,000 was due from the general partner for their initial partnership capital contribution.

     DEBT PLACEMENT FEES
     During 1997 and 1995, the Partnership issued notes payable to an affiliate of the general partner for payment of debt placement fees of $97,500 and $102,000, respectively. Debt placement fees were equal to 1% of the principal amounts of the new third party financing. At December 31, 1999 and 1998, the aggregate balances of these notes were $48,540 and $72,640, respectively (See Note 6).

     SUBORDINATED REAL ESTATE BROKERAGE COMMISSIONS

     If the general partner, or any of its affiliates, render services in negotiating and implementing the sale of Partnership properties, the general partner or such affiliates will be paid a real estate brokerage commission in an amount up to one-half of the commission customarily charged in arm's-length transactions but not in excess of 3% of the contract price for the property. Payment of such commission (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note
     5. No properties were sold in 1999, 1998 or 1997 and, accordingly, no brokerage commissions were paid by the Partnership.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES                     SCHEDULE III
A CALIFORNIA LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1999
________________________________________________________________________________

                                                                   NET CHANGE            GROSS AMOUNT AT WHICH
                                    INITIAL COST           SUBSEQUENT TO ACQUISITION   CARRIED AT CLOSE OF PERIOD
                              ------------------------    ---------------------------  --------------------------
                                         BUILDINGS AND                 BUILDINGS AND               BUILDINGS AND
               ENCUMBRANCES   LAND        IMPROVEMENTS    LAND         IMPROVEMENTS    LAND        IMPROVEMENTS     TOTAL
               -------------  ----       -------------    ----         -------------   ----        -------------    -----
Shadow Ridge
  Meadows      $ 9,576,035    $3,294,260  $13,490,802     $(400,000)   $   227,792     $2,894,260   $13,718,594     $16,612,854

Mission Park     9,806,865     4,484,105    9,821,589      (300,000)    (1,632,722)     4,184,105     8,188,867     $12,372,972
               -----------    ----------  -----------     ---------    -----------     ----------   -----------     -----------

               $19,382,900    $7,778,365  $23,312,391     $(700,000)   $(1,404,930)    $7,078,365   $21,907,461     $28,985,826
               ===========    ==========  ===========     =========    ===========     ==========   ===========     ===========




                                                                                                   LIFE ON WHICH
                                                                                                   DEPRECIATION IN
               ACCUMULATED                DATE OF                        DATE                      LATEST STATEMENTS
               DEPRECIATION               CONSTRUCTION                 ACQUIRED                     IS COMPUTED
               -------------              ------------                 --------                    -----------------
Shadow Ridge
  Meadows      $ 4,850,720                Jan. 1988                    Nov. 1988                      27.5 Years

Mission Park     5,466,229                May 1989                     Aug. 1989                      27.5 Years
               -----------                ----------

               $10,316,949
               ===========


(a) Reconciliation of total real estate carrying value for the three years ended December 31, 1999:

                                  1999                      1998                       1997
                               -----------               -----------                -----------
Balance at beginning of year   $28,841,606               $28,685,443                $28,433,411
Acquisitions                       144,220                   156,163                    252,032
                               -----------               -----------                -----------
Balance at end of year         $28,985,826               $28,841,606                $28,685,443
                               ===========               ===========                ===========



(b) Reconciliation of accumulated depreciation for the three years ended December 31, 1999:

                                  1999                      1998                      1997
                               -----------              ----------                 ----------
Balance at beginning of year   $9,445,320                $8,582,492                $7,745,530
Expense                           871,629                   862,828                   836,962
                               -----------              -----------                -----------
