Form 10-Q
period 2000-03-31
INCOME GROWTH PARTNERS LTD X
filed 2000-05-15
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from December 31, 1999 to March 31, 2000

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             March 31           December 31,
                                                               2000                 1999
ASSETS
Rental properties
   Land                                                    $  7,078,365         $  7,078,365
   Buildings and improvements                                21,987,832           21,907,461
                                                           ------------         ------------

                                                             29,066,197           28,985,826
   Less accumulated depreciation                            (10,534,395)         (10,316,949)
                                                           ------------         ------------

                                                             18,531,802           18,668,877

Cash and cash equivalents                                       369,164              434,712
Deferred loan fees, net of accumulated amortization
   of $201,398 and $188,166, respectively                       575,785              589,017
Prepaids and other assets                                       258,850              125,864
                                                           ------------         ------------

                                                           $ 19,735,601         $ 19,818,470
                                                           ============         ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loans payable                                     $ 19,363,466         $ 19,382,900

Other liabilities
   Loan payable to affiliates                                    46,040               48,540
   Accounts payable and accrued liabilities                     177,987              172,559
   Accrued interest payable                                     125,699              120,684
   Security deposits                                            225,802              217,757
                                                           ------------         ------------

                                                             19,938,994           19,942,440

Commitments and contingencies

Partners' capital (deficit)                                    (193,393)            (113,970)
Note receivable from general partner                            (10,000)             (10,000)
                                                           ------------         ------------

                                                           $ 19,735,601         $ 19,818,470
                                                           ============         ============


The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                              2000               1999
REVENUES
   Rents                                                   $ 1,137,590        $ 1,033,563
   Other                                                        50,896             57,063
                                                           -----------        -----------

         Total revenues                                      1,188,486          1,090,627
                                                           -----------        -----------

EXPENSES
   Operating expenses                                          498,494            535,123
   Depreciation and amortization                               230,680            231,798
   Interest                                                    391,025            379,292
                                                           -----------        -----------

         Total expenses                                      1,120,199          1,146,213
                                                           -----------        -----------

Net income (loss)                                          $    68,287        $   (55,586)
                                                           ===========        ===========

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
   Net income (loss) per limited partnership unit          $      2.54        $     (2.06)
                                                           ===========        ===========

Weighted average limited partnership units                      26,926             26,926
                                                           ===========        ===========


The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                           2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $  68,287         $ (55,586)
   Adjustments to reconcile net loss to net cash provided by
     operating activities
       Depreciation and amortization                                       230,680           231,798
       (Increase) in
         Prepaid expenses and other assets                                (255,488)            2,076
         Deferred loan fees                                                122,500                --
       Increase in
         Accounts payable, accrued liabilities and accrued
           interest payable                                                 10,443            72,762
         Security deposits                                                   8,045             2,900
                                                                         ---------         ---------

             Net cash provided by operating activities                     184,467           252,951
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (80,371)          (39,637)
                                                                         ---------         ---------

             Net cash used in investing activities                         (80,371)          (39,637)
                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under mortgage debt                                  (19,434)          (44,463)
   Principal payments to affiliate                                          (2,500)               --
   Distributions to Investors                                             (147,710)          (78,842)
                                                                         ---------         ---------

             Net cash used by financing activities                        (169,644)         (123,305)
                                                                         ---------         ---------

             Net increase (decrease) in cash and cash equivalents          (65,548)           90,009
                                                                         ---------         ---------

Cash and cash equivalents at beginning of period                           434,712           441,909
                                                                         ---------         ---------

             Cash and cash equivalents at end of period                  $ 369,164         $ 531,918
                                                                         =========         =========


The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 1999 filed on Form 10K.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

           a.   Liquidity and Capital Resources:

                Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the three months ended March 31, 2000, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

                Net cash provided by operating activities for the three months ended March 31, 2000 was approximately $184,467 compared to approximately $253,951 for the same period in 1999. The principal reason for this decrease can be attributed to cash payments made for impound accounts.

                Net cash used in investing activities for the three months ended March 31, 2000 was approximately $80,371 compared to approximately $39,637 for the same period in 1999. The principal reason for this increase was an increase in capital expenditures.

                Net cash used in financing activities for the three months ended March 31, 2000 was approximately $169,644 compared to approximately $123,305 for the same period in 1999. The principal reason for this increase was an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


           b.   Results of Operations:

                COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999.

                Rental revenue for the three months ended March 31, 2000 was approximately $1,137,590, an increase of 10% over rents of approximately $1,033,563 for the comparable period in 1999. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

                Operating expenses for the three months ended March 31, 2000 were approximately $498,494, a decrease of 7% over operating expenses of approximately $535,123 for the comparable period in 1999. The decrease is primarily attributable to a decrease in administration expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

           None


ITEM 5.   OTHER INFORMATION:

           None


ITEM 6.   EXHIBITS AND REPORTS  ON FORM 8-K:

           None

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2000


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