Form 10-Q
period 2000-06-30
INCOME GROWTH PARTNERS LTD X
filed 2000-08-16
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ________

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

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                June 30          December 31,
                                                                  2000              1999
                                                              ------------       ------------
                                                               unaudited
                             ASSETS
Rental properties
   Land                                                       $  7,078,365       $  7,078,365
   Buildings and improvements                                   21,992,876         21,907,461
                                                              ------------       ------------
                                                                29,071,241         28,985,826
   Less accumulated depreciation                               (10,751,842)       (10,316,949)
                                                              ------------       ------------
                                                                18,319,399         18,668,877

Cash and cash equivalents                                          382,653            434,712
Deferred loan fees, net of accumulated amortization
   of $214,206 and $188,166, respectively                          562,977            589,017
Prepaids and other assets                                          377,321            125,864
                                                              ------------       ------------
                                                              $ 19,642,350       $ 19,818,470
                                                              ============       ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage loans payable                                        $ 19,314,237       $ 19,382,900


Other liabilities
   Loan payable to affiliates                                       18,703             48,540
   Accounts payable and accrued liabilities                        173,887            172,559
   Accrued interest payable                                        125,699            120,684
   Security deposits                                               231,432            217,757
                                                              ------------       ------------
                                                                19,863,958         19,942,440
Commitments and contingencies

Partners' capital (deficit)                                       (206,008)          (113,970)
Note receivable from general partner                               (15,600)           (10,000)
                                                              ------------       ------------
                                                              $ 19,642,350       $ 19,818,470
                                                              ============       ============

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED

                                                         FOR THE THREE MONTHS                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                              ENDED JUNE 30,
                                                     -----------------------------              -------------------------------
                                                         2000               1999                    2000                1999
                                                     -----------        ----------              ------------        -----------
REVENUES
   Rents                                             $ 1,134,018        $ 1,067,424              $ 2,271,608         $ 2,100,987
   Other                                                  51,447             43,282                  102,343             100,346
                                                      -----------         ----------              -----------        -----------

         Total revenues                                1,185,465          1,110,706                2,373,951           2,201,333
                                                      ----------        ------------              -----------        -----------
EXPENSES
   Operating expenses                                    435,095            474,929                  933,589           1,010,052
   Depreciation and amortization                         230,253            233,319                  460,933             465,117
   Interest                                              354,853            369,879                  745,878             749,171
                                                      -----------         ----------             ------------        -----------

Total expenses                                         1,020,201          1,078,127                2,607,502           2,224,340
                                                      -----------        -----------             ------------        -----------

Net income (loss)                                    $   165,264        $    32,579              $   233,551          $  (23,007)
                                                      ===========         ==========             ============         ===========

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
   Net income (loss) per limited partnership unit    $      6.14        $      1.21              $      8.67          $    (0.85)
                                                      ===========        ===========              ===========         ===========

Weighted average limited partnership units                26,926             26,926                   26,926              26,926
                                                      ===========        ===========              ===========         ===========


The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS - - UNAUDITED


                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                       -------------------------
                                                                         2000             1999
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $ 233,551       $ (23,007)
   Adjustments to reconcile net loss to net cash provided by
     operating activities
       Depreciation and amortization                                     460,933         465,117
               (Increase) in
         Prepaid expenses and other assets                              (251,457)          9,080
               (Decrease) in
         Accounts payable, accrued liabilities and accrued
           interest payable                                                6,343         (54,173)
         Security deposits                                                13,675          14,830
                                                                       ---------       ---------
             Net cash provided by operating activities                   463,045         411,837
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                  (85,415)        (66,094)
                                                                       ---------       ---------
             Net cash used in investing activities                       (85,415)        (66,094)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under mortgage debt                                (68,663)        (96,488)
   Principal payments to affiliate                                       (24,237)        (11,900)
   Distributions to Investors                                           (336,803)       (200,417)
                                                                       ---------       ---------
             Net cash used by financing activities                      (429,703)       (308,805)
                                                                       ---------       ---------
             Net increase (decrease) in cash and cash equivalents        (52,059)         36,938
                                                                       ---------       ---------
Cash and cash equivalents at beginning of period                         434,712         441,909
                                                                       ---------       ---------
             Cash and cash equivalents at end of period                $ 382,653       $ 478,847
                                                                       =========       =========


The accompanying notes are an integral part of these financial statements

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

      a.   Liquidity and Capital Resources:

           Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the six months ended June 30, 2000, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

           Net cash provided by operating activities for the six months ended June 30, 2000 was approximately $463,000 compared to approximately $412,000 for the same period in 1999. The principal reason for this increase can be attributed to an increase in net income for the period.

           Net cash used in investing activities for the six months ended June 30, 2000 was approximately $85,000 compared to approximately $66,000 for the same period in 1999. The principal reason for this increase was an increase in capital expenditures.

           Net cash used in financing activities for the six months ended June 30, 2000 was approximately $430,000 compared to approximately $309,000 for the same period in 1999. The principal reason for this increase was an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)


        b. Results of Operations:

           COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999.


           Rental revenue for the three months ended June 30, 2000 was approximately $1,134,000, an increase of 6.28% over rents of approximately $1,067,000 for the comparable period in 1999. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

           Operating expenses for the three months ended June 30, 2000 were approximately $435,000, a decrease of 8.42% over operating expenses of approximately $475,000 for the comparable period in 1999. The decrease is primarily attributable to a decrease in administration expenses.

           COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999.


           Rental revenue for the six months ended June 30, 2000 was approximately $2,272,000, an increase of 8.14% over rents of approximately $2,101,000 for the comparable period in 1999. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

           Operating expenses for the six months ended June 30, 2000 were approximately $934,000, a decrease of 7.52% over operating expenses of approximately $1,010,000 for the comparable period in 1999. The decrease is primarily attributable to a decrease in administration expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

           There are no pending legal proceedings, which may have a material adverse effect on the Partnership. However, the Partnership is involved in small claims court proceedings against certain present or former tenants of its apartment complexes with regard to landlord-tenant matters, all of which are considered to be in the ordinary course of its business.

ITEM 2.   CHANGES IN SECURITIES:

           None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

           None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           None


ITEM 5.   OTHER INFORMATION:

           None


ITEM 6.   EXHIBITS AND REPORTS  ON FORM 8-K:

           EX-27.1

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2000


                                            INCOME GROWTH PARTNERS, LTD. X,
                                            a California Limited Partnership


                                            By: Income Growth Management, Inc.
                                                 General Partner


                                            By: /s/ Timothy C. Maurer
                                               ---------------------------------
                                            Timothy C. Maurer
                                            Principal Financial Officer AND
                                            Duly Authorized Officer of the
                                            Registrant