Form 10-Q
period 2000-09-30
INCOME GROWTH PARTNERS LTD X
filed 2000-11-14
CIK 830051

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                         September 30       December 31,
                                                            2000                1999
                                                          unaudited
                                                         ------------       ------------
                             ASSETS
Rental properties
   Land                                                  $  7,078,365       $  7,078,365
   Buildings and improvements                              21,992,876         21,907,461
                                                         ------------       ------------
                                                           29,071,241         28,985,826
   Less accumulated depreciation                          (10,969,288)       (10,316,949)
                                                         ------------       ------------
                                                           18,101,953         18,668,877

Cash and cash equivalents                                     485,064            434,712
Deferred loan fees, net of accumulated amortization
   of $227,013 and $188,166, respectively                     550,170            589,017
Prepaids and other assets                                     492,832            125,864
                                                         ------------       ------------
                                                         $ 19,630,019       $ 19,818,470
                                                         ============       ============

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage loans payable                                   $ 19,263,990       $ 19,382,900

Other liabilities
   Loan payable to affiliates                                  18,703             48,540
   Accounts payable and accrued liabilities                   288,792            172,559
   Accrued interest payable                                   125,699            120,684
   Security deposits                                          231,933            217,757
                                                         ------------       ------------
                                                           19,929,117         19,942,440
Commitments and contingencies

Partners' capital (deficit)                                  (283,498)          (113,970)
Note receivable from general partner                          (15,600)           (10,000)
                                                         ------------       ------------
                                                         $ 19,630,019       $ 19,818,470
                                                         ============       ============

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS  - -   UNAUDITED



                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       ------------------------    ------------------------
                                                          2000          1999          2000          1999
                                                       ----------    ----------    ----------    ----------
REVENUES
   Rents                                               $1,166,752    $1,081,445    $3,438,360    $3,182,432
   Other                                                  134,987        52,651       237,330       152,997
                                                       ----------    ----------    ----------    ----------
         Total revenues                                 1,301,739     1,134,096     3,675,690     3,335,429
                                                       ----------    ----------    ----------    ----------
EXPENSES
   Operating expenses                                     620,542       476,270     1,554,131     1,486,322
   Depreciation and amortization                          230,254       234,551       691,187       699,668
   Interest                                               373,507       377,478     1,119,385     1,126,649
                                                       ----------    ----------    ----------    ----------
Total expenses                                          1,224,303     1,088,299     3,280,628     3,312,639
                                                       ----------    ----------    ----------    ----------
Net income (loss)                                      $   77,436    $   45,797    $  310,987    $   22,790
                                                       ==========    ==========    ==========    ==========

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
   Net income (loss) per limited partnership unit      $     2.88    $     1.70    $    11.55    $      .85
                                                       ==========    ==========    ==========    ==========

Weighted average limited partnership units                 26,926        26,926        26,926        26,926
                                                       ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS  --  UNAUDITED

                                                                       FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                     -----------------------
                                                                        2000         1999
                                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $ 310,987     $  22,790
   Adjustments to reconcile net loss to net cash provided by
     operating activities
       Depreciation and amortization                                   691,187       699,668
                (Increase) in
         Prepaid expenses and other assets                            (366,968)       15,989
                Increase in
         Accounts payable, accrued liabilities and accrued
           interest payable                                            121,248       (39,803)
         Security deposits                                              13,675        17,946
                                                                     ---------     ---------
             Net cash provided by operating activities                 770,129       716,590
                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                (85,415)     (103,531)
                                                                     ---------     ---------
             Net cash used in investing activities                     (85,415)     (103,531)
                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under mortgage debt                             (118,910)     (109,627)
   Principal payments to affiliate                                     (29,837)      (11,900)
   Distributions to Investors                                         (485,615)     (351,100)
                                                                     ---------     ---------
             Net cash used by financing activities                    (634,362)     (472,627)
                                                                     ---------     ---------
             Net increase (decrease) in cash and cash equivalents       50,352       140,432
                                                                     ---------     ---------
Cash and cash equivalents at beginning of period                       434,712       441,909
                                                                     ---------     ---------
             Cash and cash equivalents at end of period              $ 485,064     $ 582,341
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

     a.   Liquidity and Capital Resources:

               Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 2000, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

               Net cash provided by operating activities for the nine months ended September 30, 2000 was approximately $770,000 compared to approximately $717,000 for the same period in 1999. The principal reason for this increase can be attributed to an increase in net income for the period.

               Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $85,000 compared to approximately $104,000 for the same period in 1999. The principal reason for this decrease was a decrease in capital expenditures.

               Net cash used in financing activities for the nine months ended September 30, 2000 was approximately $634,000 compared to approximately $473,000 for the same period in 1999. The principal reason for this increase was an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)


     b.   Results of Operations:

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.


          Rental revenue for the three months ended September 30, 2000 was approximately $1,167,000, an increase of 7.96% over rents of approximately $1,081,000 for the comparable period in 1999. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

          Operating expenses for the three months ended September 30, 2000 were approximately $621,000, an increase of 30.46% over operating expenses of approximately $476,000 for the comparable period in 1999. The increase is primarily attributable to an increase in property maintenance costs and in partnership expenses.

          COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.


          Rental revenue for the nine months ended September 30, 2000 was approximately $3,438,000, an increase of 8.05% over rents of approximately $3,182,000 for the comparable period in 1999. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

          Operating expenses for the nine months ended September 30, 2000 were approximately $1,554,000, an increase of 4.58% over operating expenses of approximately $1,486,000 for the comparable period in 1999. The increase is primarily attributable to an increase in property maintenance and partnership expenses.

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

          27.1 Financial Data Schedule

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2000


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