Form 10-K405
period 2000-12-31
INCOME GROWTH PARTNERS LTD X
filed 2001-03-27
CIK 830051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                                 (858) 457-2750
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
LIMITED PARTNERSHIP INTERESTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I

Item 1.     Business........................................................................1

Item 2.     Properties......................................................................2

Item 3.     Legal Proceedings...............................................................3

Item 4.     Submission of Matters to a Vote of Security Holders.............................3

PART II

Item 5.     Market for the Registrant's Units and Related Security Holder Matters...........3

Item 6.     Selected Consolidated Financial Data............................................4

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................4

Item 8.     Financial Statements and Supplementary Data.....................................6

Item 9.     Disagreements on Accounting and Financial Disclosures...........................6

PART III

Item 10.    Directors and Executive Officers of the Registrant..............................7

Item 11.    Executive Compensation..........................................................7

Item 12.    Security Ownership of Certain Beneficial Owners and Management..................8

Item 13.    Certain Relationships and Related Transactions..................................8

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................8

Signatures  ...............................................................................11

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Income Growth Partners, Ltd. X, a California limited partnership (the "Limited Partnership") and subsidiaries (collectively, the "Partnership"), was formed in February 1988 to acquire, operate and hold for investment one or more parcels of income-producing, multifamily residential real property. Currently, the Limited Partnership operates two separate apartment complexes in Southern California: 1) Mission Park and 2) Shadow Ridge Meadows. The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. ("IGM") is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 2000, there were 2,086 limited partners in the Partnership.

The Partnership has no full-time employees. Employees of corporations affiliated with the general partner perform certain administrative and other services on behalf of the Partnership (see Item 13). The Partnership's executive offices are located at 11300 Sorrento Valley Road, Suite 108, San Diego, California 92121 and the Partnership's telephone number is (858) 457-2750.

FINANCING STRATEGY

The Partnership seeks to minimize the cost of financing its properties and will refinance existing loans from time to time to take advantage of prevailing market conditions. The Mission Park and Shadow Ridge Meadows properties were refinanced to prevailing rates during 1995 and 1997, respectively.

COMPETITIVE CONDITIONS

Changes in the national and regional economic climates, changes in local real estate conditions, such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership's properties.

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

ITEM 2.  PROPERTIES

The Partnership, through its subsidiaries, presently owns two properties as follows:

      MISSION PARK:

      Date of purchase: August 1989

      Purchase price: $17,100,000

      Property Description: A 264 unit apartment complex located in San Marcos, California. The property includes two full-size recreation rooms, two heated swimming pools and spas, night-lighted tennis courts, a satellite cable TV system and covered parking. The building is approximately ten years old. The property contains 215,292 square feet.

      SHADOW RIDGE MEADOWS:

      Date of purchase: November 1988

      Purchase price: $12,700,000

      Property Description: A 184 unit apartment complex located in Vista, California. The property includes a large recreation center, a heated swimming pool and spa, five laundry facilities, a satellite cable TV system and covered parking. The building is approximately 12 years old. The property contains 127,197 square feet.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business, which in the opinion of the Partnership's management, are not individually or in the aggregate material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

(a)   Market Information

      As of December 31, 2000, the outstanding securities of the Partnership included the Original Units and Class A Units held by the limited partners. The Partnership's Amended and Restated Agreement of Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b)   Holders

      As of December 31, 2000, the Partnership's 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 2,086 Limited Partners.

(c)   Dividends

      As a limited partnership, the Partnership does not pay dividends.

      The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

      First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions of cash from operations will be made to the Original Unit holders and 10% to the general partner.

      The amended partnership agreement also provides that any distributions of cash from sale or refinancing of will be made in the following order of priority:

      First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any non-subordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the "Preferred Return"). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner.

      The Partnership distributed $739,125 during 2000.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and the related notes described in Item 8 herein:

                                    2000            1999            1998            1997            1996
Total assets                     $19,230,422     $19,818,470     $20,513,980     $21,225,719     $21,476,918
Long-term obligations             19,170,729      19,382,900      19,579,523      19,765,202      19,788,869
Total revenue                      4,843,386       4,485,956       4,148,324       3,791,975       3,576,981
Total expenses                    (4,474,860)     (4,463,024)     (4,331,753)     (4,163,361)     (4,063,509)
Net income (loss)                    368,526          22,932        (183,429)       (371,386)       (486,528)
Net income (loss) per limited
    partnership unit                   11.63            0.72           (5.79)         (11.72)         (15.36)
Weighted average limited
    partnership units                 26,926          26,926          26,926          26,926          26,926

There had been no cash distributions to partners up until December 31, 1997. The Partnership distributed to limited partners approximately $739,000 and $514,000 during 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herein. Historical results and percentage relationships set forth in the consolidated statement of operations in the financial statements, including trends which might appear, should not be taken as indicative of future operations.

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

      Prior to 1996, the Partnership's operating and debt service obligations had been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During 1996 through 2000, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

      COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

      Net cash provided by operating activities for the year ended December 31, 2000 was $1,317,000 compared to $871,000 for the same period in 1999. The principal reason for this difference was an increase in net income of approximately $346,000 and a decrease in prepaids and other assets of approximately $94,000.

      Net cash used in investing activities for the year ended December 31, 2000 was $171,000 compared to $144,000 for the same period in 1999. The increase in cash used in investing activities was due primarily to increases in property & improvements as compared to the prior year.

      Net cash used in financing activities for the year ended December 31, 2000 was $981,000 compared to $734,000 for the same period in 1999. The increase was primarily due to an increase of approximately $226,000 in distributions paid during 2000 and an increase of principal payments under mortgage debt of approximately $16,000.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

      Net cash provided by operating activities for the year ended December 31, 1999 was $871,000 compared to $871,000 for the same period in 1998.

      Net cash used in investing activities for the year ended December 31, 1999 was $144,000 compared to $156,000 for the same period in 1998. The decrease in cash used in investing activities was due primarily to decreases in property & improvements as compared to the prior year.

      Net cash used in financing activities for the year ended December 31, 1999 was $734,000 compared to $555,000 for the same period in 1998. The increase was primarily due to an increase of approximately $192,000 in distributions paid during 1999, an increase of principal payments under mortgage debt of approximately $11,000 and a decrease in principal payments to affiliate of approximately $26,000.

(b)   Results of Operations

      COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

      Rental revenue for the year ended December 31, 2000 was $4,670,000, an increase of 9% over rents of $4,304,000 in the comparable period in 1999. The increase is primarily attributable to an increase in monthly tenant rental rates. Average occupancy rates were essentially unchanged from 1999 to 2000 at approximately 96.5%.

      Interest expense for the year ended December 31, 2000 was $1,472,000, an increase of .5% over interest expense of $1,464,000 in the comparable period in 1999.

      Operating expense for the year ended December 31, 2000 was $2,077,000, an increase of .2% over operating expense of $2,072,000 in the comparable period in 1999.

      Depreciation and amortization expense for the year ended December 31, 2000 was $925,000, a decrease of .3% over the expense of $928,000 in the comparable period in 1999.

      Operating expenses, as well as depreciation, amortization and interest expense, were consistent with the results of 1999.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

      Rental revenue for the year ended December 31, 1999 was $4,304,000, an increase of 9% over rents of $3,944,000 in the comparable period in 1998. The increase is primarily attributable to an increase in monthly tenant rental rates.

      Interest expense for the year ended December 31, 1999 was $1,464,000, a decrease of 2% over interest expense of $1,489,000 in the comparable period in 1998.

      Operating expense for the year ended December 31, 1999 was $2,072,000, an increase of 7% over operating expense of $1,929,000 in the comparable period in 1998. The increase is attributable to higher expenses related to the increase in rental revenue.

      Depreciation and amortization expense for the year ended December 31, 1999 was $928,000, an increase of 2% over the expense of $914,000 in the comparable period in 1998. The increase is attributable to consistent yearly increases in total capitalized fixed asset expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant was advised by the accounting firm of PricewaterhouseCoopers LLP on September 6, 2000 that it had resigned as of that date as the principal accountant to audit the Registrant's financial statements.

There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of PricewaterhouseCoopers LLP on the Registrant's financial statements within the two most recent fiscal years or any subsequent interim period.

There were no disagreement(s) with PricewaterhouseCoopers LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the two most recent fiscal years and any subsequent interim period preceding its resignation, which disagreement(s), if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

No "reportable events" (as defined in Item 304 (a)(1)(v) of Regulation S-K) occurred during the Registrant's two most recent fiscal years and any subsequent interim period preceding PricewaterhouseCoopers LLP's resignation.

The Registrant engaged the accounting firm of Nation Smith Hermes Diamond ("Nation Smith"), on December 18, 2000, as the principal accountant to audit the Registrant's financial statements. Neither the Registrant nor anyone acting on its behalf has previously consulted Nation Smith during the two most recent fiscal years or any subsequent interim period for any purpose.

                                    PART III

ITEM 10.  GENERAL PARTNER AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

      The general partner of the Partnership is Income Growth Management, Inc. ("IGM"), a California corporation. The executive officers of IGM do not receive compensation from the Partnership.

      The names, ages and positions of responsibility held by the executive officers and directors of IGM are as follows:

              NAME             AGE            POSITION
              ----             ---            --------
          David Maurer          48     President and Director
          Timothy Maurer        51     Secretary and Director
          Robert Green          43     Vice President of Operations and Director

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

      TIMOTHY MAURER has served as Secretary and Director of IGM since 1979. He has been involved in real estate syndication, development, design and construction since 1975. Timothy was educated at the California College of Arts and Crafts, Oakland (B.F.A. 1972).

      ROBERT GREEN has served as Vice President of Operations and Director of IGM since 1988. He has also been the Director of Property Management of ENA since 1988. He has been directly involved in property management since 1980. Robert worked for four years with Coldwell Banker Real Estate Management Services in San Diego, managing both commercial and residential property. He also worked for four years with C&R Realty Company managing over 75 residential properties in Oregon and Washington. Robert was educated at Pacific University in Forest Grove, Oregon (B.A. 1980).

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

      The table below reflects amounts paid to the general partner or its affiliates during the following years:

                                         2000           1999           1998
                                         ----           ----           ----
           Management fees             $270,000       $226,000       $207,000
           Administrative fees           91,000        130,000         99,000
           Loan origination fees             --             --         10,000


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Financial Statements

        The following financial statements of the Partnership and related notes to financial statements and accountants' report are filed herein:

             Reports of Independent Accountants

             Consolidated Balance Sheets as of December 31, 2000 and 1999

             Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

        Schedule III - Real Estate and Accumulated Depreciation

        All other schedules are either not required, or the information therein is included in the notes to the audited financial statements.

(b)   Reports on Form 8-K

      Form 8-K was filed on December 21, 2000.

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

     3.1     Articles of Incorporation of IGP X Mission Park, Inc.                   (2)

     4.2     Amended and Restated Agreement of Limited Partnership                   (3)

     4.3     Agreement of Limited Partnership of IGP X Mission                       (2)
             Park Associates, L.P., A California Limited Partnership

     4.4     Agreement of Limited Partnership of IGP X Shadow Ridge                  (2)
             Meadows, Ltd., A California Limited Partnership

    28.1     Prospectus dated January 3, 1991                                        (4)

    28.4     Letter regarding resignation of General Partner                         (5)

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

Date: March 26, 2001

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

           Signatures                  Title and Capacity              Date

     /s/ David W. Maurer                   President              March 26, 2001

     /s/ Timothy C. Maurer          Secretary and Principal       March 26, 2001
                                       Financial Officer

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS - ITEM 14 OF FORM 10-K


                                                                                          PAGE
                                                                                          ----
Reports of Independent Accountants........................................................F-2

Consolidated Financial Statements and Notes:

     Balance Sheets as of December 31, 2000 and 1999......................................F-4

     Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.....................................................F-5

     Statements of Partners' Capital (Deficit) for the Years Ended
     December 31, 2000, 1999 and 1998.....................................................F-6

     Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.....................................................F-7

     Notes to Consolidated Financial Statements...........................................F-8

     Schedule III - Real Estate and Accumulated Depreciation ............................F-16

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of INCOME GROWTH PARTNERS, LTD. X (A CALIFORNIA LIMITED PARTNERSHIP) AND SUBSIDIARIES (the "Partnership") (see Note 1(b) to the consolidated financial statements) as of December 31, 2000, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ Nation Smith Hermes Diamond
February 16, 2001

Report of Independent Accountants

TO INCOME GROWTH PARTNERS, LTD. X
and Subsidiaries:

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999 (appearing in this Form 10-K) present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (collectively, the "Partnership") at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Income Growth Partners, Ltd. X, and subsidiaries for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP
San Diego, CA
March 3, 2000

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

 December 31,                                                 2000              1999
-----------------------------------------------------------------------------------------
 ASSETS
 Rental properties (Notes 1(e) and 3)
    Land                                                  $  7,078,365      $  7,078,365
    Buildings and improvements                              22,078,598        21,907,461
-----------------------------------------------------------------------------------------
                                                            29,156,963        28,985,826
    Less accumulated depreciation                          (11,186,735)      (10,316,949)
-----------------------------------------------------------------------------------------
                                                            17,970,228        18,668,877

 Cash and cash equivalents (Notes 1(d) and 5(a))               599,660           434,712
 Deferred loan fees, net of accumulated amortization
    of $243,849 and $188,166, respectively (Note 1(h))         533,334           589,017
 Prepaids and other assets                                     127,200           125,864
-----------------------------------------------------------------------------------------
                                                          $ 19,230,422      $ 19,818,470
=========================================================================================

 LIABILITIES AND PARTNERS' DEFICIT
 Mortgage loans payable (Note 3)                          $ 19,170,729      $ 19,382,900

 OTHER LIABILITIES
    Loan payable to affiliates (Notes 3 and 4(d))               18,703            48,540
    Accounts payable and accrued liabilities                   177,008           172,559
    Accrued interest payable                                   125,699           120,684
    Security deposits                                          232,852           217,757
-----------------------------------------------------------------------------------------
                                                            19,724,991        19,942,440

 COMMITMENTS AND CONTINGENCIES (NOTE 5)

 LIMITED PARTNERS' (DEFICIT) CAPITAL                          (172,403)          253,475
 GENERAL PARTNER'S DEFICIT                                    (312,166)         (367,445)
 Note receivable from general partner (Note 4(c))              (10,000)          (10,000)
-----------------------------------------------------------------------------------------
 Total partners' deficit                                      (494,569)         (123,970)
-----------------------------------------------------------------------------------------
                                                          $ 19,230,422      $ 19,818,470
=========================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

 Years Ended December 31,                         2000            1999            1998
------------------------------------------------------------------------------------------
 REVENUES
    Rents (Note 1(f))                          $ 4,669,871     $ 4,303,557     $ 3,943,519
    Other                                          156,755         175,224         198,095
    Interest                                        16,760           7,175           6,710
------------------------------------------------------------------------------------------
 Total revenues                                  4,843,386       4,485,956       4,148,324

 EXPENSES
    Operating expenses                           2,077,285       2,071,793       1,928,765
    Interest                                     1,472,105       1,463,577       1,488,893
    Depreciation and amortization
      (Notes 1(e) and (h))                         925,470         927,654         914,095
------------------------------------------------------------------------------------------
 Total expenses                                  4,474,860       4,463,024       4,331,753
------------------------------------------------------------------------------------------

 NET INCOME (LOSS)                             $   368,526     $    22,932     $  (183,429)
------------------------------------------------------------------------------------------

 BASIC AND DILUTED PER LIMITED
  PARTNERSHIP UNIT DATA (NOTE 2)
    Net income (loss)                          $     11.63     $      0.72     $     (5.79)
------------------------------------------------------------------------------------------

 Weighted average limited partnership units         26,926          26,926          26,926
===========================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

--------------------------------------------------------------------------------

                                                       Limited Partners
                                                    ----------------------
                                     General        Original     Class A
                                     Partner        Partners     Partners             Total
-----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       $  (343,371)       $--       $ 1,225,514        $   882,143
   Distributions (Note 2)                   --         --          (321,949)          (321,949)
   Net loss                            (27,514)        --          (155,915)          (183,429)
-----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998          (370,885)        --           747,650            376,765
   Distributions (Note 2)                   --         --          (513,667)          (513,667)
   Net income                            3,440         --            19,492             22,932
-----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999          (367,445)        --           253,475           (113,970)
   Distributions (Note 2)                   --         --          (739,125)          (739,125)
   Net income                           55,279         --           313,247            368,526
-----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000       $  (312,166)       $--       $  (172,403)       $  (484,569)
===============================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

 Years Ended December 31,                                         2000             1999             1998
-------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $   368,526      $    22,932      $  (183,429)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
      Depreciation                                                 869,786          871,629          862,828
      Amortization of loan fees                                     55,683           56,025           51,267
      Change in operating assets and liabilities:
        Prepaids and other assets                                   (1,336)         (95,122)         120,439
        Accounts payable and accrued liabilities                     4,449            2,382           21,676
        Security deposits                                           15,095           18,580           (2,073)
        Accrued interest payable                                     5,015           (5,015)              76
-------------------------------------------------------------------------------------------------------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,317,218          871,411          870,784
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                          (171,137)        (144,218)        (156,164)
-------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to Partners                                     (739,125)        (513,667)        (321,949)
    Principal payments of mortgage debt                           (212,171)        (196,623)        (185,679)
    Principal payments to affiliate                                (29,837)         (24,100)         (50,360)
    Loan fees and refinancing costs                                     --               --           (7,016)
    Increase in note receivable from general partner                    --               --           10,000
-------------------------------------------------------------------------------------------------------------

 NET CASH USED IN FINANCING ACTIVITIES                            (981,133)        (734,390)        (555,004)
-------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash and cash equivalents              164,948           (7,197)         159,616

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    434,712          441,909          282,293
-------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   599,660      $   434,712      $   441,909
-------------------------------------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                 $   920,455      $ 1,463,577      $ 1,448,893
=============================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   SUMMARY OF          A summary of the Partnership's significant accounting
     SIGNIFICANT         policies consistently applied in the preparation of the
     ACCOUNTING          accompanying consolidated financial statements follows.
     POLICIES

(a)  Nature of           INCOME GROWTH PARTNERS, LTD. X, a California limited
     operations          partnership (the "Limited Partnership"), and
                         subsidiaries (collectively, the "Partnership") was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multifamily residential real property. Currently, the Partnership owns a 264 unit building in San Marcos, California ("Mission Park") and a 184 unit building in Vista, California ("Shadow Ridge Meadows").

                         The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

                         Income Growth Management, Inc. is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 2000, there were 2,086 limited partners in the Partnership.

(b)  Principles of       The consolidated financial statements include the
     consolidation       accounts of the Limited Partnership and its
                         wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Use of              The preparation of the consolidated financial
     estimates           statements in conformity with generally accepted
                         accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d)  Cash and cash       The Partnership considers all highly-liquid investments
     equivalents         with original maturities of three months or less to be
                         cash equivalents.

(e)  Buildings,          Land, buildings and improvements are recorded at cost.
     improvements        Buildings and improvements are depreciated using the
     and                 straight-line method over the estimated useful lives of
     depreciation        27.5 and 5 to 15 years, respectively.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(e)  Buildings,          Expenditures for maintenance and repairs are charged to
     improvements        expense as incurred. Significant renovations are
     and                 capitalized and depreciated over the remaining life of
     depreciation,       the property.
     cont'd

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

(f)  Revenue             Rental revenues are recognized at the beginning of each
     recognition         month based on the current occupancy of the apartments.
                         Tenant leases are generally for a term of six months with an option to renew for an additional six months or to rent on a month-to-month basis.

(g)  Income              No provision has been made for federal or state income
     taxes               taxes on the operations of the Partnership. Such taxes
                         are imposed on the individual partners for their respective shares of Partnership income or loss. The tax returns and amounts of allocable Partnership income or loss of the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in a change in the Partnership status or in changes to allocable Partnership income or loss, the tax liability of the Partnership or the partners could be changed accordingly.

(h)  Deferred loan       Deferred loan fees represent expenses incurred in
     fees                obtaining the Partnership's mortgage loans payable.
                         These fees are being amortized to interest expense over the initial term of the loan using the straight-line method, which approximates the effective interest method.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(i) Advertising          The Partnership follows the policy of
                         charging the costs of advertising to expense as incurred. Advertising expenses were approximately
                         $55,000, $70,000 and $58,000 for 2000, 1999 and 1998,
                         respectively.

(j)  Comprehensive       Other comprehensive income refers to changes in capital
     income              (net assets) which do not result from investments by
                         partners or distributions to partners. Other comprehensive income consists of revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to partners' capital. For the periods ending
                         December 31, 2000, 1999 and 1998, the Partnership's comprehensive income was equal to the Partnership's net income.

(k)  Reclassifications   Certain amounts in the 1999 and 1998 financial
                         statements have been reclassified to conform with the 2000 classifications. These reclassifications have no effect on reported net income.

2.   ACTIVITIES OF       The general partner or its affiliates manage and
     THE                 control the affairs of the Partnership and have general
     PARTNERSHIP         responsibility for supervising the Partnership's
                         properties and operations. The general partner and affiliates are compensated for these efforts as explained in Note 4.

                         The original partnership agreement was amended in October 1994 and provides that cash distributions from operations are to be determined at the discretion of the general partner. After adequate working capital reserves have been met, cash distributions deemed appropriate by the general partner will be made as set forth therein.

                         DISTRIBUTION OF CASH FROM OPERATIONS

                         The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

                         First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.   ACTIVITIES OF       Original Unit holder receives a 10% noncumulative
     THE                 return on the adjusted balance of original invested
     PARTNERSHIP,        capital. Thereafter, 90% of distributions of cash from
     cont'd              operations will be made to the Original Unit holders
                         and 10% to the general partner.

                         Distributions of $739,125, $513,667 and $321,949 were
                         made during 2000, 1999 and 1998, respectively.

                         DISTRIBUTION OF CASH FROM SALE OR REFINANCING

                         The amended partnership agreement provides that any distributions of sale or refinancing will be made in the following order of priority:

                         First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any non-subordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the "Preferred Return"). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner.

                         ALLOCATION OF NET INCOME/LOSS

                         Net losses are allocated 85% to the limited partners and 15% to the general partner. Losses in excess of the limited partners' capital balances are allocated 100% to the general partner. Net income will be allocated 100% to the general partner until the aggregate net income allocated is equal to the aggregate net losses allocated to the general partner in all previous years. The balance of net income after the initial allocation to the general partner shall be allocated 85% to the limited partners and 15% to the general partner.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.   ACTIVITIES OF       Net income allocation to limited partners and basic and
     THE                 diluted partnership unit data were calculated as
     PARTNERSHIP,        follows:
     cont'd

                         December 31,                             2000          1999           1998
                         ---------------------------------------------------------------------------
                         Net income from operations           $368,526       $22,932      $(183,429)
                         Percentage allocable to
                            limited partners                       85%           85%            85%
                         ---------------------------------------------------------------------------
                                                              $313,247       $19,492      $(155,915)
                         Weighted average limited
                            partnership units                   26,926        26,926         26,926
                         ---------------------------------------------------------------------------
                         Basic and diluted per limited
                            limited partnership unit data     $  11.63       $  0.72       $  (5.79)
                         ===========================================================================

3.   MORTGAGE            Mortgage loans and loans payable to affiliate consisted
     LOANS AND           of the following:
     LOANS PAYABLE

                          December 31,                                                    2000           1999
                          -----------------------------------------------------------------------------------
                          Mission Park - Mortgage note payable dated December
                            27, 1995, collateralized by first trust deed on land
                            and buildings and guaranteed by officers of the
                            general partner, interest and principal of $73,144
                            payable monthly based on 7.76% fixed annual interest
                            rate, amortized over 30 years, balloon payment of
                            approximately $8,918,000 due in January 2006.          $ 9,685,900    $ 9,806,865

                          Shadow Ridge Meadows - Mortgage note payable dated
                            October 27, 1997, collateralized by first trust deed
                            on land and buildings, interest and principal of
                            $68,106 payable monthly based on 7.49% fixed annual
                            interest rate, amortized over 30 years, balloon
                            payments of approximately $8,475,000 due in
                            November 2007.                                           9,484,829      9,576,035

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
3.   MORTGAGE
     LOANS AND
     LOANS PAYABLE,
     cont'd

                        December 31                                                     2000           1999
                        -------------------------------------------------------------------------------------
                        Note payable to ENA, affiliate of the general partner -
                            promissory note dated December 27, 1995, simple
                            interest and principal payable from time to time at
                            the published prime rate, stated as 9.5% at
                            December 31, 2000, due upon demand (Note 4(d)).             18,703         24,593

                        Note payable to Income Growth Property Management, Inc.,
                            affiliate of the general partner - promissory  note
                            dated October 23, 1997, simple interest and principal
                            payable from time to time at the published  prime rate,
                            paid in full in 2000.                                           --         23,947
                       --------------------------------------------------------------------------------------
                                                                                   $19,189,432    $19,431,440
                       ======================================================================================

                         Future minimum principal payments on notes payable are as follows:

                         Year Ending December 31,
                       -----------------------------------------------------------------------
                                2001                                             $   249,861
                                2002                                                 249,590
                                2003                                                 269,470
                                2004                                                 288,920
                                2005                                                 313,947
                                Thereafter                                        17,817,644
                       -----------------------------------------------------------------------
                                Total                                            $19,189,432
                       =======================================================================

4.   RELATED PARTY       Following is a description of related party
     TRANSACTIONS        transactions for the three years ended December 31,
                         2000 that have not otherwise been disclosed:

(a)  Management          The Partnership's properties are managed by an
     fees                affiliate of the general partner who receives
                         management fees. The fee for each property is equal to 5% of the operating revenues generated by that property. Management fees aggregated approximately
                         $270,000, $226,000 and $207,000 in 2000, 1999 and 1998,
                         respectively.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(b)  Administration      The Partnership has an agreement with an affiliate of
     costs               the general partner (the "Affiliate") who furnishes
                         certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional
                         (including, but not limited to, regulatory reporting and legal services), recording and partner communication expenses. The agreement provides for reimbursement to the Affiliate for actual costs incurred. Reimbursements paid to the Affiliate under the provisions of this agreement aggregated approximately $91,000, $130,000 and $99,000 in 2000,
                         1999 and 1998, respectively.

(c)  Note                At December 31, 2000 and 1999, a non-interest bearing
     receivable          note receivable of $10,000 was due from the general
     from general        partner for their initial partnership capital
     partner             contribution.

(d)  Debt placement      During 1997 and 1995, the Partnership issued notes
     fees                payable to an affiliate of the general partner for
                         payment of debt placement fees of $97,500 and $102,000, respectively. Debt placement fees were equal to 1% of the principal amounts of the new third party financing.
                         At December 31, 2000 and 1999, the aggregate balances of these notes were $18,703 and $48,540, respectively
                         (Note 3).

(e)  Subordinated        If the general partner, or any of its affiliates,
     real estate         render services in negotiating and implementing the
     brokerage           sale of Partnership properties, the general partner or
     commissions         such affiliates will be paid by a real estate brokerage
                         commission in an amount up to one-half of the commission customarily charged in arm's-length transactions, but not in excess of 3% of the contract price for the property. Payment of such commission
                         (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note 2. No properties were sold in 2000, 1999 or 1998 and, accordingly, no brokerage commissions were paid by the Partnership.

                         INCOME GROWTH PARTNERS, LTD. X
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.   CONCENTRATIONS

(a)  Credit risk         The Partnership maintains cash balances at various
                         financial institutions primarily located in San Diego.
                         Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000.
                         As of December 31, 2000, the Partnership had approximately $529,000 of uninsured cash based on actual bank balances. The Partnership has not experienced any losses in such accounts. Management believes that the Partnership is not exposed to any significant credit risk on cash and cash equivalents.

(b)  Nature of           Changes in the national and regional economic climates,
     business            changes in local real estate conditions, such as the
                         oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environment, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership's properties.

                                  SCHEDULE III
                 INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                     NET CHANGE                 GROSS AMOUNT AT WHICH
                                       INITIAL COST          SUBSEQUENT TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                --------------------------  ---------------------------  -------------------------------------
                                             BUILDINGS AND              BUILDINGS AND                BUILDINGS AND
                  ENCUMBRANCES     LAND      IMPROVEMENTS      LAND      IMPROVEMENTS       LAND      IMPROVEMENTS     TOTAL
                  ------------     ----      ------------      ----      ------------       ----      ------------     -----
Shadow Ridge
   Meadows        $ 9,484,829   $3,294,260   $13,490,802    $(400,000)   $   329,893     $2,894,260   $13,820,695   $16,714,955

Mission Park        9,685,900    4,484,105     9,821,589     (300,000)    (1,563,686)     4,184,105     8,257,903    12,442,008
                  -----------   ----------   -----------    ----------   ------------    ----------   -----------   -----------
                  $19,170,729   $7,778,365   $23,312,391    $(700,000)   $(1,233,793)    $7,078,365   $22,078,598   $29,156,963
                  ===========   ==========   ===========    ==========   ============    ==========   ===========   ===========


                                                                 LIFE ON WHICH
                                                                DEPRECIATION IN
                   ACCUMULATED       DATE OF         DATE      LATEST STATEMENTS
                   DEPRECIATION    CONSTRUCTION    ACQUIRED       IS COMPUTED
                   ------------    ------------    --------       -----------
Shadow Ridge
   Meadows         $ 5,226,161      Jan. 1988      Nov. 1988      27.5 years

Mission Park         5,960,574       May 1989      Aug. 1989      27.5 years
                   -----------
                   $11,186,735
                   ===========


(a) Reconciliation of total real estate carrying value for the three years ended December 31, 2000:

                                             2000              1999              1998
                                             ----              ----              ----
       Balance at beginning of year       $28,985,826       $28,841,606       $28,685,443
       Acquisitions                           171,137           144,220           156,163
                                          -----------       -----------       -----------

       Balance at end of year             $29,156,963       $28,985,826       $28,841,606
                                          ===========       ===========       ===========

(b) Reconciliation of accumulated depreciation for the three years ended December 31, 2000:

                                             2000              1999              1998
                                          -----------       -----------       -----------
       Balance at beginning of year       $10,316,949       $ 9,445,320       $ 8,582,492
       Expense                                869,786           871,629           862,828
                                          -----------       -----------       -----------

       Balance at end of year             $11,186,735       $10,316,949       $ 9,445,320
                                          ===========       ===========       ===========