Form 10QSB
period 2001-03-31
INCOME GROWTH PARTNERS LTD X
filed 2001-05-14
CIK 830051

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from December 31, 2000 to March 31, 2001


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

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

The number of the registrant's Original Limited Partnership Units outstanding as of May 14, 2001 was 18,826.5. The number of the registrant's Class A Units outstanding as of May 14, 2001 was 8,100.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           March 31          December 31,
                                                            2001                 2000
                                                         ------------       ------------
ASSETS
Rental properties
   Land                                                  $  7,078,365       $  7,078,365
   Buildings and improvements                              22,155,531         22,078,598
                                                         ------------       ------------

                                                           29,233,895         29,156,963
   Less accumulated depreciation                          (11,394,986)       (11,186,735)
                                                         ------------       ------------

                                                           17,838.909         17,970,228

Cash and cash equivalents                                     647,925            599,660
Deferred loan fees, net of accumulated amortization
   of $260,452 and $243,849, respectively                     516,731            533,334
Prepaids and other assets                                      21,465            127,200
                                                         ------------       ------------

                                                         $ 19,025,030       $ 19,230,422
                                                         ============       ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loans payable                                   $ 19,112,155       $ 19,170,729


Other liabilities
   Loan payable to affiliates                                  18,703             18,703
   Accounts payable and accrued liabilities                   217,386            177,008
   Accrued interest payable                                   125,699            125,699
   Security deposits                                          230,714            232,852
                                                         ------------       ------------

                                                           19,704,657         19,724,991

Commitments and contingencies

Partners' capital (deficit)                                  (669,627)          (484,569)
Note receivable from general partner                          (10,000)           (10,000)
                                                         ------------       ------------

                                                         $ 19,025,030       $ 19,230,422
                                                         ============       ============


The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            2001               2000
                                                         ----------      ----------
REVENUES
   Rents                                                 $1,214,634      $1,137,590
   Other                                                     88,390          50,896
                                                         ----------      ----------

         Total revenues                                   1,303,024       1,188,486
                                                         ----------      ----------

EXPENSES
   Operating expenses                                       646,949         498,494
   Depreciation and amortization                            224,854         230,680
   Interest                                                 365,179         391,025
                                                         ----------      ----------

         Total expenses                                   1,236,982       1,120,199
                                                         ----------      ----------

Net income (loss)                                        $   66,042      $   68,287
                                                         ==========      ==========

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
   Net income (loss) per limited partnership unit        $     2.08      $     2.16
                                                         ==========      ==========

Weighted average limited partnership units                   26,926          26,926
                                                         ==========      ==========


The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                         2001              2000
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $  66,042       $  68,287
   Adjustments to reconcile net loss to net cash provided by
     operating activities
       Depreciation and amortization                                     224,854         230,680
       (Increase) / Decrease in
         Prepaid expenses and other assets                               105,735        (255,488)
        Increase / (Decrease) in
         Accounts payable, accrued liabilities and accrued
           interest payable                                               40,379          10,443
         Security deposits                                                (2,138)          8,045
                                                                       ---------       ---------

             Net cash provided by operating activities                   434,872         184,467
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                  (76,933)        (80,371)
                                                                       ---------       ---------

             Net cash used in investing activities                       (76,933)        (80,371)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under mortgage debt                                (58,574)        (19,434)
   Due to Affiliates                                                                      (2,500)
   Distributions to Investors                                           (251,100)       (147,710)
                                                                       ---------       ---------

             Net cash used by financing activities                      (309,674)       (169,644)
                                                                       ---------       ---------

             Net increase (decrease) in cash and cash equivalents         48,265         (65,548)
                                                                       ---------       ---------

Cash and cash equivalents at beginning of period                         599,660         434,712
                                                                       ---------       ---------

             Cash and cash equivalents at end of period                $ 647,925       $ 369,164
                                                                       =========       =========

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's latest audited financial statements for the year ended December 31, 2000 filed on Form 10K.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

a.   Liquidity and Capital Resources:

Since inception, the Partnership's operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the three months ended March 31, 2001, all of the Partnership's operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the three months ended March 31, 2001 was approximately $435,000 compared to approximately $184,000 for the same period in 2000. The principal reasons for this increase can be attributed to increase in rental revenue and decrease in prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2001 was approximately $77,000 compared to approximately $80,000 for the same period in 2000. The principal reason for this decrease was a decrease in capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2001 was approximately $310,000 compared to approximately $170,000 for the same period in 2000. The principal reason for this increase was an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

b.   Results of Operations:

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000.


Rental revenue for the three months ended March 31, 2001 was approximately $1,215,000, an increase of 7% over rents of approximately $1,138,000 for the comparable period in 2000. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended March 31, 2001 were approximately $647,000, an increase of 29% over operating expenses of approximately $499,000 for the comparable period in 2000. The increase is primarily attributable to an increase in property and administration expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY A CALIFORNIA LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

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

Date:  May 14, 2001


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