Form 10QSB
period 2001-06-30
INCOME GROWTH PARTNERS LTD X
filed 2001-08-14
CIK 830051

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18528

INCOME GROWTH PARTNERS, LTD. X
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0294177 (I.R.S. Employer Identification No.)

11300 Sorrento Valley Road, Suite 108, San Diego, California 92121
(Address of principal executive offices) (Zip Code)

(619) 457-2750
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [    ]

The number of the registrant’s Original Limited Partnership Units outstanding as of August 14, 2001 was 18,826.5. The number of the registrant’s Class A Units outstanding as of August 14, 2001 was 8,100.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2001	2000
	unaudited

ASSETS

Rental properties

Land	$7,078,365	$7,078,365

Buildings and improvements	22,302,490	22,078,598

	29,380,855	29,156,963

Less accumulated depreciation	(11,604,043)	(11,186,735)

	17,776,812	17,970,228

Cash and cash equivalents	403,595	599,660

Deferred loan fees, net of accumulated amortization of $274,949 and $243,969, respectively	502,234	533,334

Prepaids and other assets	131,860	127,200

	$18,814,501	$19,230,422

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgage loans payable	$19,056,371	$19,170,729

Other liabilities

Loan payable to affiliates	11,703	18,703

Accounts payable and accrued liabilities	129,320	177,008

Accrued interest payable	95,419	125,699

Security deposits	230,059	232,852

	19,522,872	19,724,991

Commitments and contingencies

Partners’ capital (deficit)	(698,371)	(484,569)

Note receivable from general partner	(10,000)	(10,000)

	$18,814,501	$19,230,422

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2000	2001	2000

REVENUES

Rents	$1,246,696	$1,134,018	$2,468,589	$2,271,608

Other	100,806	51,447	211,938	102,343

Total revenues	1,347,502	1,185,465	2,680,527	2,373,951

EXPENSES

Operating expenses	533,012	435,095	1,210,081	933,589

Depreciation and amortization	223,554	230,253	448,288	460,933

Interest	367,970	354,853	733,150	745,878

Total expenses	1,124,536	1,020,201	2,391,519	2,140,400

Net income (loss)	$222,966	$165,264	$289,008	$233,551

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA

Net income (loss) per limited partnership unit	$7.03	$5.22	$9.13	$7.37

Weighted average limited partnership units	26,926	26,926	26,926	26,926

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	FOR THE SIX MONTHS
	ENDED JUNE 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$289,008	$233,551

Adjustments to reconcile net loss to net cash provided by operating activities Depreciation and amortization	448,288	460,933

(Increase) in Prepaid expenses and other assets	(4,540)	(251,457)

(Decrease) in Accounts payable, accrued liabilities and accrued interest payable	(77,968)	6,343

(Decrease) in Security deposits	(2,793)	13,675

Net cash provided by operating activities	651,995	463,045

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(223,892)	(85,415)

Net cash used in investing activities	(223,892)	(85,415)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments under mortgage debt	(114,358)	(68,663)

Principal payments to affiliate	(7,000)	(24,237)

Distributions to Investors	(502,810)	(336,803)

Net cash used by financing activities	(624,168)	(429,703)

Net increase (decrease) in cash and cash equivalents	(196,065)	(52,059)

Cash and cash equivalents at beginning of period	599,660	434,712

Cash and cash equivalents at end of period	$403,595	$382,653

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP

1. BASIS OF FINANCIAL STATEMENT PRESENTATION:

     The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiary (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s latest audited financial statements for the year ended December 31, 2000 filed on Form 10K.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
( A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

     a.     Liquidity and Capital Resources:

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the six months ended June 30, 2001, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the six months ended June 30, 2001 was approximately $652,000 compared to approximately $463,000 for the same period in 2000. The principal reason for this increase can be attributed to an increase in net income for the period.

Net cash used in investing activities for the six months ended June 30, 2001 was approximately $224,000 compared to approximately $85,000 for the same period in 2000. The principal reason for this increase was an increase in capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2001 was approximately $624,000 compared to approximately $430,000 for the same period in 2000. The principal reason for this increase was an increase in distributions to investors and principal payments under mortgage debt.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)

     b.     Results of Operations:

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Rental revenue for the three months ended June 30, 2001 was approximately $1,247,000, an increase of 9.96% over rents of approximately $1,134,000 for the comparable period in 2000. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended June 30, 2001 were approximately $533,000, an increase of 22.53% over operating expenses of approximately $435,000 for the comparable period in 2000. The increase is primarily attributable to an increase in property and administrative expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000.

Rental revenue for the six months ended June 30, 2001 was approximately $2,469,000, an increase of 8.67% over rents of approximately $2,272,000 for the comparable period in 2000. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the six months ended June 30, 2001 were approximately $1,210,000, an increase of 29.55% over operating expenses of approximately $934,000 for the comparable period in 2000. The increase is primarily attributable to an increase in property and administrative expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP

PART II — OTHER INFORMATION

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

Date: August 14, 2001

INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership

By:	Income Growth Management, Inc. General Partner By: /s/ Timothy C. Maurer

Timothy C. Maurer Principal Financial Officer AND Duly Authorized Officer of the Registrant