Form 10QSB
period 2001-09-30
INCOME GROWTH PARTNERS LTD X
filed 2001-11-14
CIK 830051

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-18528

INCOME GROWTH PARTNERS, LTD. X
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0294177
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

11300 Sorrento Valley Road, Suite 108, San Diego, California 92121
(Address of principal executive offices) (Zip Code)

(619) 457-2750

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [   ]

The number of the registrant’s Original Limited Partnership Units outstanding as of November 13, 2001 was 18,826.5. The number of the registrant’s Class A Units outstanding as of November 13, 2001 was 8,100.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	unaudited
ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	22,388,876	22,078,598

	29,467,241	29,156,963
Less accumulated depreciation	(11,817,417)	(11,186,735)

	17,649,824	17,970,228
Cash and cash equivalents	402,175	599,660
Deferred loan fees, net of accumulated amortization of $293,780 and $243,969, respectively	483,403	533,334
Prepaids and other assets	255,533	127,200

	$18,790,935	$19,230,422

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$18,999,490	$19,170,729
Other liabilities
Loan payable to affiliates	9,703	18,703
Accounts payable and accrued liabilities	208,482	177,008
Accrued interest payable	125,699	125,699
Security deposits	230,775	232,852

	19,574,149	19,724,991
Commitments and contingencies
Partners’ capital (deficit)	(773,214)	(484,569)
Note receivable from general partner	(10,000)	(10,000)

	$18,790,935	$19,230,422

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2001	2000	2001	2000

REVENUES
Rents	$1,258,628	$1,166,752	$3,727,217	$3,438,360
Other	51,018	134,987	262,956	237,330

Total revenues	1,309,646	1,301,739	3,990,173	3,675,690

EXPENSES
Operating expenses	582,793	620,542	1,792,873	1,554,131
Depreciation and amortization	232,324	230,254	680,613	691,187
Interest	366,872	373,507	1,100,022	1,119,385

Total expenses	1,181,989	1,224,303	3,573,508	3,280,628

Net income	$127,657	$77,436	$416,665	$310,987

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$4.03	$2.44	$13.15	$9.82

Weighted average limited partnership units	26,926	26,926	26,926	26,926

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$416,665	$310,987
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	680,613	691,187
(Increase) in
Prepaid expenses and other assets	(128,332)	(366,968)
Increase in
Accounts payable, accrued liabilities and accrued interest payable	31,473	121,248
Security deposits	(2,077)	13,675

Net cash provided by operating activities	998,342	770,129

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(310,278)	(85,415)

Net cash used in investing activities	(310,278)	(85,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(171,239)	(118,910)
Principal payments to affiliate	(9,000)	(29,837)
Distributions to Investors	(705,310)	(485,615)

Net cash used in financing activities	(885,549)	(634,362)

Net increase (decrease) in cash and cash equivalents	(197,485)	50,352
Cash and cash equivalents at beginning of period	599,660	434,712

Cash and cash equivalents at end of period	$402,175	$485,064

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
A CALIFORNIA LIMITED PARTNERSHIP

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION:

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company does not expect SFAS 141 and 142 to have an impact on its financial position or the results of operations or cash flows.

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

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 2001, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the nine months ended September 30, 2001 was approximately $998,000 compared to approximately $770,000 for the same period in 2000. The principal reason for this increase can be attributed to an increase in net income and decrease in prepaid expenses for the period.

Net cash used in investing activities for the nine months ended September 30, 2001 was approximately $310,000 compared to approximately $85,000 for the same period in 2000. The principal reason for this increase was an increase in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2001 was approximately $885,000 compared to approximately $634,000 for the same period in 2000. The principal reason for this increase was an increase in principal payments and distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)

b.	Results of Operations:

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Rental revenue for the three months ended September 30, 2001 was approximately $1,259,000, an increase of 7.80% over rents of approximately $1,167,000 for the comparable period in 2000. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended September 30, 2001 were approximately $583,000, a decrease of 6.12 % over operating expenses of approximately $621,000 for the comparable period in 2000. The decrease is primarily attributable to a decrease in property maintenance costs and in partnership expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Rental revenue for the nine months ended September 30, 2001 was approximately $3,727,000, an increase of 8.41% over rents of approximately $3,438,000 for the comparable period in 2000. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the nine months ended September 30, 2001 were approximately $1,793,000, an increase of 15.38% over operating expenses of approximately $1,554,000 for the comparable period in 2000. The increase is primarily attributable to an increase in property maintenance and partnership expenses.

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

Date: November 13, 2001

INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership

By:	Income Growth Management, Inc. General Partner

By:	/s/ Timothy C. Maurer
Timothy C. Maurer Principal Financial Officer AND Duly Authorized Officer of the Registrant