Form 10KSB40
period 2001-12-31
INCOME GROWTH PARTNERS LTD X
filed 2002-03-27
CIK 830051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

(858) 457-2750
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
LIMITED PARTNERSHIP INTERESTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $5,274,538

PART I

Item 1. Business

General

Income Growth Partners, Ltd. X, a California limited partnership (the “Limited Partnership”) and subsidiaries (collectively, the “Partnership”), was formed in February 1988 to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. Currently, the Limited Partnership operates two separate apartment complexes in Southern California: 1) Mission Park and 2) Shadow Ridge Meadows. The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. (“IGM”) is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 2001, there were 1,984 limited partners in the Partnership.

The Partnership has no full-time employees. Employees of corporations affiliated with the general partner perform certain administrative and other services on behalf of the Partnership (see Item 12). The Partnership’s executive offices are located at 11300 Sorrento Valley Road, Suite 108, San Diego, California 92121 and the Partnership’s telephone number is (858) 457-2750.

Financing Strategy

The Partnership seeks to minimize the cost of financing its properties and will refinance existing loans from time to time to take advantage of prevailing market conditions. The Mission Park and Shadow Ridge Meadows properties were refinanced to prevailing rates during 1995 and 1997, respectively.

Competitive Conditions

Changes in the national and regional economic climates, changes in local real estate conditions, such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership’s properties.

Leases and Inflation

Substantially all of the leases at the Partnership’s apartment properties are for a period of one year or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to release the apartment unit at the prevailing market rate. The short-term nature of these leases generally serves to minimize the risk to the Partnership of the adverse effect of inflation and the Partnership does not believe that inflation has had a material adverse impact on its revenues.

Item 1. Business, Continued

Restrictions Imposed by Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws exist which also may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although management of the Partnership believes that the properties are substantially in compliance with present requirements, if the properties are not in compliance, the Partnership is likely to incur additional costs to comply with the ADA and the FHAA.

During 1995, on a tax free basis, the Limited Partnership exchanged the Mission Park property for a 99% interest in IGP X Mission Park Associates, L.P., a newly formed California limited partnership (the “Mission Park Subsidiary”). The Mission Park Subsidiary is separate and distinct from the Limited Partnership having separate assets, liabilities and business operations.

During 1997, on a tax free basis, the Limited Partnership exchanged the Shadow Ridge Meadows property for a 99% interest in IGP X Shadow Ridge Meadows, Ltd., a newly formed California limited partnership (the “Shadow Ridge Meadows Subsidiary”). The Shadow Ridge Meadows Subsidiary is also separate and distinct from the Partnership, having separate assets, liabilities and business operations.

Formation of the Mission Park Subsidiary and the Shadow Ridge Subsidiary had no impact on the Partnership’s overall financial condition, results of operations, allocation of net income/loss, cash distributions or Partnership assets.

Item 2. Properties

The Partnership, through its subsidiaries, presently owns two properties as follows:

Mission Park:

Date of purchase: August 1989

Purchase price: $17,100,000

Property Description: A 264 unit apartment complex located in San Marcos, California. The property includes two full-size recreation rooms, two heated swimming pools and spas, night-lighted tennis courts, a satellite cable TV system and covered parking. The building is approximately ten years old. The property contains 215,292 square feet. Mortgage debt outstanding on this property as of December 31, 2001 and 2000, was approximately $9,600,000 and $9,700,000, respectively. In management's opinion the property has adequate insurance coverage.

Shadow Ridge Meadows:

Date of purchase: November 1988

Purchase price: $12,700,000

Property Description: A 184 unit apartment complex located in Vista, California. The property includes a large recreation center, a heated swimming pool and spa, five laundry facilities, a satellite cable TV system and covered parking. The building is approximately 12 years old. The property contains 127,197 square feet. Mortgage debt outstanding on this property as of December 31, 2001 and 2000, was approximately $9,400,000 and $9,500,000, respectively. In management's opinion the property has adequate insurance coverage.

As depreciation methods for tax and accounting purposes may differ, the tax basis of the properties will vary from the amounts reported in the financial statements.

Item 3. Legal Proceedings

The Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business, which in the opinion of the Partnership’s management, are not individually or in the aggregate material to its business.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Units and Related Security Holder Matters

(a)	Market Information

As of December 31, 2001, the outstanding securities of the Partnership included the Original Units and Class A Units held by the limited partners. The Partnership’s Amended and Restated Agreement of Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b)	Holders

As of December 31, 2001, the Partnership’s 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 1,984 Limited Partners.

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

The amended partnership agreement also provides that any distributions of cash from sale or refinancing of will be made in the following order of priority:

First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any non-subordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the “Preferred Return”). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner. As of December 31, 2001, the general partner has not received any cash distributions from operations or from a sale or refinancing.

The Partnership distributed $907,200 during 2001.

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

Statements contained in this report that are not purely historical are forward-looking statements including statements regarding the Partnership’s expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this report are based upon the information available to the Partnership on the date thereof, and the Partnership assumes no obligation to update any such forward-looking statements. It is important to note that the Partnership’s actual results could differ materially from those in such forward-looking statements.

(a)	Liquidity and Capital Resources

In January 1994, the Limited Partnership filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of California.

Under the provisions of the Plan of Reorganization (the “Plan”), the Limited Partnership was allowed to retain ownership of the Mission Park and Shadow Ridge Meadows properties. Despite $2,025,000 in additional capital from existing investors in the form of Class A Units, the Limited Partnership was unable to raise the necessary capital to retain ownership of its third property, Margarita Summit.

The Limited Partnership emerged from Chapter 11 effective in May 1995 having fully satisfied all claims in accordance with the Plan.

Prior to 1996 the Partnership’s operating and debt service obligations had been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During 1996 through 2001, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material impact on the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition. The Company is required to adopt SFAS No. 144 no later than the first quarter of 2002.

Comparison of year ended December 31, 2001 to the year ended December 31, 2000.

Net cash provided by operating activities for the year ended December 31, 2001 was $1,348,000 compared to $1,317,000 for the same period in 2000. The principal reason for this difference was an increase in net income of approximately $55,000.

Net cash used in investing activities for the year ended December 31, 2001 was $368,000 compared to $171,000 for the same period in 2000. The increase in cash used in investing activities was due primarily to increases in property & improvements as compared to the prior year.

Net cash used in financing activities for the year ended December 31, 2001 was $1,149,000 compared to $981,000 for the same period in 2000. The increase was primarily due to an increase of approximately $168,000 in distributions paid during 2001.

(b)	Results of Operations

Comparison of year ended December 31, 2001 to the year ended December 31, 2000.

Rental revenue for the year ended December 31, 2001, was $4,979,000, an increase of 6% over rents of $4,670,000 in the comparable period in 2000. The increase is primarily attributable to an increase in monthly tenant rental rates. Average occupancy rates were essentially unchanged from 2000 to 2001 at approximately 96%.

Interest expense for the year ended December 31, 2001, was 1,464,000, a decrease of .5% over interest expense of $1,472,000 in the comparable period in 2000.

Operating expenses for the year ended December 31, 2001, were $2,458,000, an increase of 18% over operating expense of $2,072,000 in the comparable period in 2000. The increase is attributable to an increase in salaries and payroll taxes of $103,000, utilities of $59,000, insurance of $25,000, property tax expense of $21,000, and advertising of $18,000.

Depreciation and amortization expense for the year ended December 31, 2001 was $929,000, an increase of .4% over the expense of $925,000 in the comparable period in 2000.

Item 7. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. General Partner and Executive Officers of the Partnership

The general partner of the Partnership is Income Growth Management, Inc. (“IGM”), a California corporation. The executive officers of IGM do not receive compensation from the Partnership.

The names, ages and positions of responsibility held by the executive officers and directors of IGM are as follows:

Name	Age	Position

David Maurer	49	President and Director
Timothy Maurer	52	Secretary and Director
Robert Green	44	Vice President of Operations and Director

Family Relationships

David Maurer and Timothy Maurer are brothers.

Business Experience

The following is a brief background of the directors and executive officers of IGM:

DAVID MAURER has served as President and Director of IGM since 1992, and as President and Director of ENA Corporation (“ENA”), an affiliate of IGM, since 1979. He has been involved in real estate syndication and property management since 1980, and in real estate development and construction since 1974. David was educated at the University of California, San Diego (B.A. 1974).

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

Item 10. Executive Compensation

The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of Income Growth Management, Inc., the general partner. See Item 12 for compensation to the general partner.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Class A Units	John W. Baer 1091 Valley View Court Los Altos, CA 94024	609.0000	7.5%

No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding Original Units or Class A Units.

(b)	Security Ownership of Management

None of the officers and directors of the Partnership’s corporate general partners are the beneficial owners of any Original Units or Class A Units.

Item 12. Certain Relationships and Related Transactions

The Partnership is entitled to engage in various transactions involving its general partners and its affiliates as described in the Partnership Agreement.

The table below reflects amounts paid to the general partner or its affiliates during the following years:

	2001	2000

Management fees	$245,000	$270,000
Administrative costs	115,000	91,000
Administrative fees	17,000	—

PART IV

Item 13. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

The following financial statements of the Partnership and related notes to financial statements and accountants’ report are filed herein:

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001 and 2000
Consolidated Statements of Partners’ Deficit for the years ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

All other schedules are either not required, or the information therein is included in the notes to the audited financial statements.

(b)	Exhibits

The following Exhibit Index lists the exhibits that are either filed as part of this report or incorporated herein by reference from a prior filing.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.2	Second Amended Disclosure Statement to Debtor’s Second Amended Plan of Reorganization, As Revised (with Second Amended Plan of Reorganization attached as Exhibit 1) filed with the Bankruptcy Court on October 25, 1994;	(1)
	Order Approving Second Amended Disclosure Statement to Debtor’s Second Amended Plan of Reorganization, Approving Ballots and Fixing Dates for Filing Acceptances or Rejections of Plan and for Confirmation Hearing, Combined with Notice Thereof;
	Equity Interest Holder Ballot for Accepting or Rejecting Debtor’s Second Amended Plan of Reorganization;
	Offering Memorandum for Income Growth Partners, Ltd. X Class A Units dated October 27, 1994 (with Amended and Restated Agreement of Limited Partnership attached as Exhibit B).
3.1	Articles of Incorporation of IGP X Mission Park, Inc.	(2)
4.2	Amended and Restated Agreement of Limited Partnership	(3)
4.3	Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., A California Limited Partnership	(2)
4.4	Agreement of Limited Partnership of IGP X Shadow Ridge Meadows, Ltd., A California Limited Partnership	(2)
28.1	Prospectus dated January 3, 1991	(4)
28.4	Letter regarding resignation of General Partner	(5)

(1)	Incorporated by reference from the Partnership’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

(2)	Incorporated by reference from the Partnership’s Current Report on Form 8-K dated December 27, 1995 (Commission File Number 0-18528).

(3)	Included as Exhibit “B” to the Partnership’s Offering Memorandum for Income Growth Partners, Ltd. X Class A Units dated October 27, 1994, included in Exhibit 2.2 incorporated by reference from the Partnership’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

(4)	Incorporated by reference from the Partnership’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File Number 0-18528).

(5)	Incorporated by reference from the Partnership’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993 (Commission File Number 0-18528).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002

INCOME GROWTH PARTNERS, LTD. X (a California Limited Partnership)

By:	Income Growth Management, Inc. General Partner

By: /s/ David W. Maurer David W. Maurer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title and Capacity	Date

/s/ David W. Maurer	President	March 27, 2002

/s/ Timothy C. Maurer	Secretary and Principal Financial Officer	March 27, 2002

Independent Auditors’ Report

To the Board of Directors of
Income Growth Partners, Ltd. X
and Subsidiaries

We have audited the accompanying consolidated balance sheets of Income Growth Partners, Ltd. X (a California limited partnership) and Subsidiaries (the “Partnership”) (see Note 1 to the consolidated financial statements) as of December 31, 2001 and 2000, and the related consolidated statements of income, partners’ deficit and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Nation Smith Hermes Diamond

February 15, 2002

Income Growth Partners, Ltd. X
and Subsidiaries

Consolidated Balance Sheets

December 31,	2001	2000

Assets
Rental properties (Notes 1 and 3)
Land	$7,078,365	$7,078,365
Buildings and improvements	22,447,049	22,078,598

	29,525,414	29,156,963
Less accumulated depreciation	(12,033,933)	(11,186,735)

	17,491,481	17,970,228
Cash and cash equivalents (Notes 1 and 5)	429,729	599,660
Deferred loan fees, net of accumulated amortization of $325,275 and $243,849, respectively (Note 1)	451,908	533,334
Prepaids and other assets	186,181	127,200

	$18,559,299	$19,230,422

Liabilities and Partners’ Deficit
Mortgage notes payable (Note 3)	$18,939,550	$19,170,729
Other liabilities
Note payable to affiliate (Notes 3 and 4)	8,000	18,703
Accounts payable and accrued liabilities	241,171	177,008
Accrued interest payable	122,317	125,699
Security deposits	226,029	232,852

	19,537,067	19,724,991
Commitments and Contingencies (Note 5)
Limited Partners’ Deficit	(719,202)	(172,403)
General Partner’s Deficit	(248,566)	(312,166)
Note receivable from general partner (Note 4)	(10,000)	(10,000)

Total partners’ deficit	(977,768)	(494,569)

	$18,559,299	$19,230,422

The accompanying notes are an integral part of these consolidated financial statements.

Income Growth Partners, Ltd. X
and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2001	2000

Revenues
Rents (Note 1)	$4,978,621	$4,669,871
Other	288,823	156,755
Interest	7,094	16,760

Total revenues	5,274,538	4,843,386
Expenses
Operating expenses	2,458,077	2,077,285
Interest	1,463,836	1,472,105
Depreciation and amortization (Note 1)	928,624	925,470

Total expenses	4,850,537	4,474,860

Net Income	$424,001	$368,526

Basic and diluted per limited partnership unit data (Note 2)
Net income	$13.38	$11.63

Weighted average limited partnership units	26,926	26,926

The accompanying notes are an integral part of these consolidated financial statements.

Income Growth Partners, Ltd. X
and Subsidiaries

Consolidated Statements of Partners’ Deficit

	General Partner		Limited Partners

	Note		Original	Class A
	Receivable	Capital	Partner	Partner	Total

Balance at December 31, 1999	$(10,000)	$(367,445)	$—	$253,475	$(123,970)
Distributions (Note 2)		—	—	(739,125)	(739,125)
Net income		55,279	—	313,247	368,526

Balance at December 31, 2000	(10,000)	(312,166)	—	(172,403)	(494,569)
Distributions (Note 2)		—	—	(907,200)	(907,200)
Net income		63,600	—	360,401	424,001

Balance at December 31, 2001	$(10,000)	$(248,566)	$—	$(719,202)	$(977,768)

The accompanying notes are an integral part of these consolidated financial statements.

Income Growth Partners, Ltd. X
and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2001	2000

Cash Flows From Operating Activities
Net income	$424,001	$368,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note 1)	928,624	925,470
Change in operating assets and liabilities:
Prepaids and other assets	(58,981)	(1,337)
Accounts payable and accrued liabilities	64,163	4,449
Accrued interest payable	(3,382)	5,015
Security deposits	(6,823)	15,095

Net cash provided by operating activities	1,347,602	1,317,218

Cash Flows From Investing Activities
Capital expenditures	(368,451)	(171,137)

Cash Flows From Financing Activities
Distributions to Partners	(907,200)	(739,125)
Principal payments on mortgage notes payable	(231,179)	(212,171)
Principal payments on note payable to affiliate	(18,703)	(29,837)
Proceeds from note payable to affiliate	8,000	—

Net cash used in financing activities	(1,149,082)	(981,133)

Net increase (decrease) in cash and cash equivalents	(169,931)	164,948
Cash and Cash Equivalents at Beginning of Year	599,660	434,712

Cash and Cash Equivalents at End of Year	$429,729	$599,660

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,467,218	$1,467,090

The accompanying notes are an integral part of these consolidated financial statements.

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

A summary of the Partnership’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Nature of operations

Income Growth Partners, Ltd. X, a California limited partnership (the “Limited Partnership”), and subsidiaries (collectively, the “Partnership”) was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multifamily residential real property. Currently, the Partnership owns a 264 unit building in San Marcos, California (“Mission Park”) and a 184 unit building in Vista, California (“Shadow Ridge Meadows”).

The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 2001, there were 1,984 limited partners in the Partnership.

Principles of consolidation

The consolidated financial statements include the accounts of the Limited Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing these consolidated financial statements include those assumed in computing depreciation expense.

Cash and cash equivalents

The Partnership considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

Buildings, improvements and depreciation

Land, buildings, and improvements are recorded at cost. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of 27.5 and 5 to 15 years, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized and depreciated over the remaining life of the property.

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

Financial instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and mortgage notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values at December 31, 2001 and 2000.

Revenue recognition

Rental revenues are recognized at the beginning of each month based on the current occupancy of the apartments. Tenant leases are generally for a minimum term of six months with an option to rent on a month-to-month basis.

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

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

Deferred loan fees

Deferred loan fees represent expenses incurred in obtaining the Partnership’s mortgage loans payable. These fees are being amortized to expense over the initial term of the loan using the straight-line method, which approximates the effective interest method.

Advertising

The Partnership follows the policy of charging advertising costs to expense as incurred. Advertising expenses were approximately $73,000 and $55,000 for 2001 and 2000, respectively.

Comprehensive income

Other comprehensive income refers to changes in capital (net assets) which do not result from investments by partners or distributions to partners. Other comprehensive income consists of revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to partners’ capital. For the periods ended December 31, 2001 and 2000, the Partnership’s comprehensive income was equal to the Partnership’s net income.

New accounting standards

In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company.

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

New accounting standards, cont’d

In July 2001 the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material impact on the Company.

In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition. The Company is required to adopt SFAS No. 144 no later than the first quarter of 2002.

2. Activities of the Partnership

The general partner or its affiliates manage and control the affairs of the Partnership and have general responsibility for supervising the Partnership’s properties and operations. The general partner and affiliates are compensated for these efforts as explained in Note 4.

The original partnership agreement was amended in October 1994 and provides that cash distributions from operations are to be determined at the discretion of the general partner. After adequate working capital reserves have been met, cash distributions deemed appropriate by the general partner will be made as set forth therein.

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

2. Activities of the Partnership, Cont’d

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

Distributions of $907,200 and $739,125 were made during 2001 and 2000, respectively.

Distribution of Cash from Sale or Refinancing

The amended partnership agreement provides that any distributions of cash from a sale or refinancing will be made in the following order of priority:

First, each Class A Unit receives a 12% cumulative non-compounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any non-subordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the “Preferred Return”). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner. As of December 31, 2001, the general partner has not received any cash distributions from operations or from a sale or refinancing.

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

2. Activities of the Partnership, Cont’d

Allocation of Net Income/Loss

Net losses are allocated 85% to the limited partners and 15% to the general partner. Losses in excess of the limited partners’ capital balances are allocated 100% to the general partner. Net income will be allocated 100% to the general partner until the aggregate net income allocated is equal to the aggregate net losses allocated to the general partner in all previous years. The balance of net income after the initial allocation to the general partner shall be allocated 85% to the limited partners and 15% to the general partner.

Net income allocation to limited partners and basic and diluted partnership unit data were calculated as follows:

Years Ended December 31,	2001	2000

Net income from operations	$424,001	$368,526
Percentage allocable to limited partners	85%	85%

	$360,401	$313,247
Weighted average limited partnership units	26,926	26,926

Basic and diluted per limited Partnership unit data	$13.38	$11.63

3. Mortgage Notes and Notes Payable

Notes payable consisted of the following:

December 31,	2001	2000

Mission Park — Mortgage note payable dated December 27, 1995; collateralized by first trust deed on land and buildings and guaranteed by officers of the general partner; interest and principal of $73,144 payable monthly based on 7.76% fixed annual interest rate; balloon payment of approximately $8,919,000 due in January 2006	$9,555,208	$9,685,900

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

3. Mortgage Notes and Notes Payable, Cont’d

December 31,	2001	2000

Shadow Ridge Meadows — Mortgage note payable dated October 27, 1997; collateralized by first trust deed on land and buildings; interest and principal of $68,106 payable monthly based on 7.49% fixed annual interest rate; balloon payments of approximately $8,554,000 due in November 2007	9,384,342	9,484,829

Note payable to ENA, affiliate of the general partner — promissory note dated December 12, 2001; 6.5% annual interest rate; due upon demand	8,000	—

Note payable to ENA, affiliate of the general partner — promissory note dated December 27, 1995; simple interest and principal payable from time to time at the published prime rate, paid in full during 2001 (Note 4)	—	18,703

	$18,947,550	$19,189,432

Future minimum principal payments on notes payable are as follows:

Year Ending December 31,

2002	$265,530
2003	279,979
2004	302,126
2005	326,025
2006	9,077,952
Thereafter	8,695,938

Total	$18,947,550

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

4. Related Party Transactions

Following is a description of related party transactions for the two years ended December 31, 2001:

Management fees

The Partnership’s properties are managed by an affiliate of the general partner who receives management fees. The fee for each property is equal to 5% of the operating revenues generated by that property. Management fees aggregated approximately $245,000 and $270,000 in 2001 and 2000, respectively.

Administrative fees

The Partnership has an agreement with the same affiliate which manages the properties to pay an administrative fee equal to 8% of any amount, including related professional services, totaling in excess of $5,000, which is expended for any construction or repair project in or about the properties. Administrative fees aggregated approximately $17,000 in 2001. There were no administration fees paid in 2000.

Administration costs

The Partnership has an agreement with an affiliate of the general partner (the “Affiliate”) who furnishes certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional (including, but not limited to, regulatory reporting and legal services), recording and partner communication expenses. The agreement provides for reimbursement to the Affiliate for actual costs incurred. Reimbursements paid to the Affiliate under the provisions of this agreement aggregated approximately $115,000 and $91,000 in 2001 and 2000, respectively.

Note receivable from general partner

At December 31, 2001 and 2000, a non-interest bearing note receivable of $10,000 was due from the general partner for its initial partnership capital contribution.

Debt placement fees

During 1995 the Partnership issued notes payable to an affiliate of the general partner for payment of debt placement fees of $102,000. Debt placement fees were equal to 1% of the principal amount of the new third party financing. At December 31, 2000, the aggregate balance of this note was $18,703. (Note 3).

Income Growth Partners, Ltd. X
and Subsidiaries
Notes to Consolidated Financial Statements

Note payable to affiliate

See Note 3.

Subordinated real estate brokerage commissions

If the general partner, or any of its affiliates, render services in negotiating and implementing the sale of Partnership properties, the general partner or such affiliates will be paid a real estate brokerage commission in an amount up to one-half of the commission customarily charged in arm’s-length transactions, but not in excess of 3% of the contract price for the property. Payment of such commission (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note 2. No properties were sold in 2001 and 2000. Accordingly, no brokerage commissions were paid by the Partnership.

5. Concentrations

Credit risk

The Company maintains cash balances at various financial institutions primarily located in San Diego. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Nature of business

Changes in the national and regional economic climates, changes in local real estate conditions, such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environment, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership’s properties.

SCHEDULE III
Income Growth Partners, Ltd. X and Subsidiaries

Schedule III — Real Estate and Accumulated Depreciation
For the Year Ended December 31, 2001

				Net Change		Gross Amount At Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period

			Buildings and		Buildings and		Buildings and
	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements

Mission Park	$9,384,342	$3,294,260	$13,490,802	$(400,000)	$630,452	$2,894,260	$14,121,254
Shadow Ridge Meadows	9,555,208	4,484,105	9,821,589	(300,000)	(1,495,794)	4,184,105	8,325,795

	$18,939,550	$7,778,365	$23,312,391	$(700,000)	$ (865,342)	$7,078,365	$22,447,049

					Life On Which
					Depreciation in
		Accumulated	Date of	Date	Latest Statements
	Total	Depreciation	Construction	Acquired	is Computed

Mission Park	$17,015,514	$5,755,102	Jan. 1988	Nov. 1988	27.5 years
Shadow Ridge Meadows	12,509,900	6,278,831	May 1989	Aug. 1989	27.5 years

	$29,525,414	$12,033,933

(a)	Reconciliation of total real estate carrying value for the two years ended December 31, 2001:

	2001	2000

Balance at beginning of year	$29,156,963	$28,985,826
Acquisitions	368,451	171,137

Balance at end of year	$29,525,414	$29,156,963

(b)	Reconciliation of accumulated depreciation for the two years ended December 31, 2000:

	2001	2000

Balance at beginning of year	$11,186,735	$10,316,949
Expense	847,198	869,786

Balance at end of year	$12,033,933	$11,186,735