Form 10QSB
period 2002-03-31
INCOME GROWTH PARTNERS LTD X
filed 2002-05-13
CIK 830051

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

The number of the registrant’s Original Limited Partnership Units outstanding as of May 13, 2002 was 18,826.5. The number of the registrant’s Class A Units outstanding as of May 13, 2002 was 8,100.

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2002	2001

	(unaudited)
ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	22,622,400	22,447,049

	29,700,765	29,525,414
Less accumulated depreciation	(12,245,730)	(12,033,933)

	17,455,035	17,491,481
Cash and cash equivalents	485,145	429,729
Deferred loan fees, net of accumulated amortization of $347,822 and $325,275, respectively	429,361	451,908
Prepaids and other assets	227,671	186,181

	$18,597,212	$18,559,299

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$18,876,531	$18,939,550
Other liabilities
Loan payable to affiliates	8,000	8,000
Accounts payable and accrued liabilities	413,564	241,171
Accrued interest payable	122,317	122,317
Security deposits	220,868	226,029

	19,641,280	19,537,067
Commitments and contingencies
Partners’ capital (deficit)	(1,034,068)	(967,768)
Note receivable from general partner	(10,000)	(10,000)

	$18,597,212	$18,559,299

The accompanying notes are an integral part of these financial statements.

(-2-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001

	(unaudited)	(unaudited)
REVENUES
Rents	$1,281,120	$1,214,634
Other	70,723	88,390

Total revenues	1,351,843	1,303,024

EXPENSES
Operating expenses	620,852	646,949
Depreciation and amortization	234,344	224,854
Interest	360,735	365,179

Total expenses	1,215,931	1,236,982

Net income	$135,912	$66,042

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$4.29	$2.08

Distributions per Class A limited unit holder	$24.97	$31.00

Weighted average limited partnership units	26,926	26,926

The accompanying notes are an integral part of these financial statements.

(-3-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,912	$66,042
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	234,344	224,854
(Increase) / Decrease in Prepaid expenses and other assets	(41,490)	105,735
Increase / (Decrease) in Accounts payable, accrued liabilities and accrued interest payable	172,393	40,379
Security deposits	(5,161)	(2,138)

Net cash provided by operating activities	495,998	434,872

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(175,351)	(76,933)

Net cash used in investing activities	(175,351)	(76,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(63,019)	(58,574)
Distributions to Investors	(202,212)	(251,100)

Net cash used in financing activities	(265,231)	(309,674)

Net increase in cash and cash equivalents	55,416	48,265

Cash and cash equivalents at beginning of period	429,729	599,660

Cash and cash equivalents at end of period	$485,145	$647,925

The accompanying notes are an integral part of these financial statements.

(-4-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership’s latest audited financial statements for the year ended December 31, 2001, filed on Form 10-KSB.

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

(-5-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto filed herewith.

a.	Critical Accounting Standards

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

b.	Liquidity and Capital Resources:

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the three months ended March 31, 2002, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the three months ended March 31, 2002, was approximately $496,000 compared to approximately $435,000 for the same period in 2001. The principal reasons for this increase can be attributed to increase in rental revenue and accounts payable and a decrease in prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2002, was approximately $175,000 compared to approximately $77,000 for the same period in 2001. The principal reason for this increase was an increase in capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2002, was approximately $265,000 compared to approximately $310,000 for the same period in 2001. The principal reason for this decrease was a decrease in distributions to investors.

(-6-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001

c.	Results of Operations:

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002, TO THE THREE MONTHS ENDED MARCH 31, 2001.

Rental revenue for the three months ended March 31, 2002, was approximately $1,281,000, an increase of 5% over rents of approximately $1,215,000 for the comparable period in 2001. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended March 31, 2002, were approximately $621,000, a decrease of 4% over operating expenses of approximately $647,000 for the comparable period in 2001. The decrease is primarily attributable to a decrease in property and administration expenses.

(-7-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001

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

     None

ITEM 5. OTHER INFORMATION:

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     None

(-8-)

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES A CALIFORNIA LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 13, 2002

INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership

By:	Income Growth Management, Inc. General Partner

	By:	/s/ Timothy C. Maurer
Timothy C. Maurer Principal Financial Officer AND Duly Authorized Officer of the Registrant

(-9-)