Form 10QSB
period 2002-06-30
INCOME GROWTH PARTNERS LTD X
filed 2002-08-12
CIK 830051

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes  [X]   No  [    ]

The number of the registrant’s Original Limited Partnership Units outstanding as of August 12, 2002 was 18,826.5. The number of the registrant’s Class A Units outstanding as of August 12, 2002 was 8,100.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
	(unaudited)

ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	22,773,544	22,447,049

	29,851,909	29,525,414
Less accumulated depreciation	(12,458,730)	(12,033,933)

	17,393,179	17,491,481
Cash and cash equivalents	403,449	429,729
Deferred loan fees, net of accumulated amortization of $370,423 and $325,275, respectively	406,760	451,908
Prepaids and other assets	130,795	186,181

	$18,334,183	$18,559,299

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgage loans payable	$18,816,174	$18,939,550
Other liabilities
Loan payable to affiliates	—	8,000
Accounts payable and accrued liabilities	217,533	241,171
Accrued interest payable	122,317	122,317
Security deposits	221,680	226,029

	19,377,704	19,537,067
Commitments and contingencies
Partners’ capital (deficit)	(1,033,521)	(967,768)
Note receivable from general partner	(10,000)	(10,000)

	$18,334,183	$18,559,299

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

REVENUES
Rents	$1,327,787	$1,246,696	$2,608,907	$2,468,589
Other	62,911	100,806	133,634	211,938

Total revenues	1,390,698	1,347,502	2,742,541	2,680,527

EXPENSES
Operating expenses	599,351	533,012	1,220,203	1,210,081
Depreciation and amortization	235,601	223,554	469,945	448,288
Interest	363,396	367,970	724,131	733,150

Total expenses	1,198,348	1,124,536	2,414,279	2,391,519

Net income	$192,350	$222,966	$328,262	$289,008

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$6.07	$7.04	$10.36	$9.12

Distributions per Class A limited unit holder	$23.68	$31.08	$48.64	$62.08

Weighted average limited partnership units	26,926	26,926	26,926	26,926

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	FOR THE SIX MONTHS
	ENDED JUNE 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$328,262	$289,008
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	469,945	448,288
Decrease /(Increase) in Prepaid expenses and other assets	55,386	(4,540)
(Decrease) in Accounts payable, accrued liabilities and accrued interest payable	(23,638)	(77,968)
(Decrease) in Security deposits	(4,349)	(2,793)

Net cash provided by operating activities	825,606	651,995

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(326,495)	(223,892)

Net cash used in investing activities	(326,495)	(223,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(123,376)	(114,358)
Principal payments to affiliate	(8,000)	(7,000)
Distributions to Investors	(394,015)	(502,810)

Net cash used in financing activities	(525,391)	(624,168)

Net (decrease) in cash and cash equivalents	(26,280)	(196,065)

Cash and cash equivalents at beginning of period	429,729	599,660

Cash and cash equivalents at end of period	$403,449	$403,595

The accompanying notes are an integral part of these financial statements

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 2002 AND 2001

ITEM 1. BASIS OF FINANCIAL STATEMENT PRESENTATION:

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

b. Liquidity and Capital Resources:

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the six months ended June 30, 2002, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the six months ended June 30, 2002 was approximately $826,000 compared to approximately $652,000 for the same period in 2001. The principal reasons for this increase can be attributed to an increase in net income, a decrease in accounts payable, accrued liabilities, and a decrease in prepaid expenses for the period.

Net cash used in investing activities for the six months ended June 30, 2002 was approximately $326,000 compared to approximately $224,000 for the same period in 2001. The reason for this increase was an increase in capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2002 was approximately $525,000 compared to approximately $624,000 for the same period in 2001. The principal reason for this decrease was a decrease in distributions to investors.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of this statement had no material impact on our financial statements.

c. Results of Operations:

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Rental revenue for the three months ended June 30, 2002 was approximately $1,328,000, an increase of 6.50% over rents of approximately $1,247,000 for the comparable period in 2001. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended June 30, 2002 were approximately $599,000, an increase of 12.38% over operating expenses of approximately $533,000 for the comparable period in 2001. The increase is primarily attributable to an increase in property and administrative expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001.

Rental revenue for the six months ended June 30, 2002 was approximately $2,609,000, an increase of 5.67% over rents of approximately $2,469,000 for the comparable period in 2001. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the six months ended June 30, 2002 were approximately $1,220,000, an increase of 0.83% over operating expenses of approximately $1,210,000 for the comparable period in 2001. The increase is primarily attributable to an increase in property and administrative expenses.

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

99.1 and 99.2

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002

INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership

By:	Income Growth Management, Inc. General Partner

By:	/s/ Timothy C. Maurer

Timothy C. Maurer Principal Financial Officer AND Duly Authorized Officer of the Registrant

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CEO

99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CFO