Form 10QSB
period 2002-09-30
INCOME GROWTH PARTNERS LTD X
filed 2002-11-06
CIK 830051

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18528

INCOME GROWTH PARTNERS, LTD. X
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0294177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11300 Sorrento Valley Road, Suite 108, San Diego, California 92121
(Address of principal executive offices) (Zip Code)

(619) 457-2750

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X]  No [   ]

The number of the registrant’s Original Limited Partnership Units outstanding as of November 6, 2002 was 18,826.5. The number of the registrant’s Class A Units outstanding as of November 6, 2002 was 8,100.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30
	2002	December 31,
	unaudited	2001

ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	22,863,891	22,447,049

	29,942,256	29,525,414
Less accumulated depreciation	(12,671,730)	(12,033,933)

	17,270,526	17,491,481
Cash and cash equivalents	354,663	429,729
Deferred loan fees, net of accumulated amortization of $393,091 and $325,275, respectively	384,092	451,908
Prepaids and other assets	265,690	186,181

	$18,274,971	$18,559,299

LIABILITIES AND PARTNERS’ DEFICIT

Mortgage loans payable	$18,754,630	$18,939,550
Other liabilities
Loan payable to affiliates	—	8,000
Accounts payable and accrued liabilities	217,610	241,171
Accrued interest payable	122,317	122,317
Security deposits	226,283	226,029

	19,320,840	19,537,067
Commitments and contingencies
Partners’ deficit	(1,035,869)	(967,768)
Note receivable from general partner	(10,000)	(10,000)

	$18,274,971	$19,559,299

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

REVENUES
Rents	$1,431,588	$1,258,628	$4,040,495	$3,727,217
Other	23,737	51,018	157,371	262,956

Total revenues	1,455,325	1,309,646	4,197,866	3,990,173

EXPENSES
Operating expenses	656,795	582,793	1,876,998	1,792,873
Depreciation and amortization	235,668	232,324	705,613	680,613
Interest	362,210	366,872	1,086,341	1,100,022

Total expenses	1,254,673	1,181,989	3,668,952	3,573,508

Net income	$200,652	$127,657	$528,914	$416,665

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$6.33	$4.03	$16.70	$13.15

Distributions per Class A limited unit holder 8,100 units	$25.06	$25.00	$73.71	$87.08

Weighted average limited partnership units	26,926	26,926	26,926	26,926

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528,914	$416,665
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	705,613	680,613
(Increase) in Prepaid expenses and other assets	(79,509)	(128,332)
Increase/(Decrease) in Accounts payable, accrued liabilities and accrued interest payable	(23,561)	31,473
Increase/(Decrease) in Security deposits	254	(2,077)

Net cash provided by operating activities	1,131,711	998,342

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(416,842)	(310,278)

Net cash used in investing activities	(416,842)	(310,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(184,920)	(171,239)
Principal payments to affiliate	(8,000)	(9,000)
Distributions to Investors	(597,015)	(705,310)

Net cash used in financing activities	(789,935)	(885,549)

Net decrease in cash and cash equivalents	(75,066)	(197,485)
Cash and cash equivalents at beginning of period	429,729	599,660

Cash and cash equivalents at end of period	$354,663	$402,175

The accompanying notes are an integral part of these consolidated financial statements

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2002 AND 2001

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s latest audited financial statements for the year ended December 31, 2001 filed on Form 10-KSB.

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

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2002 AND 2001

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

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 2002, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the nine months ended September 30, 2002 was approximately $1,132,000 compared to approximately $998,000 for the same period in 2001. The principal reason for this increase can be attributed to an increase in net income for the period.

Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $417,000 compared to approximately $310,000 for the same period in 2001. The principal reason for this increase was an increase in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2002 was approximately $790,000 compared to approximately $885,000 for the same period in 2001. The principal reasons for this decrease was an increase in principal payments under Mortgage Debt and a decrease in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2002 AND 2001

b. Liquidity and Capital Resources — (Continued):

In October, 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of “, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of this statement had no material impact on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” Further, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial position or results of operations for the nine months ended September 30, 2002.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2002 AND 2001

c.	Results of Operations:

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

Rental revenue for the three months ended September 30, 2002 was approximately $1,432,000, an increase of 13.74% over rents of approximately $1,259,000 for the comparable period in 2001. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended September 30, 2002 were approximately $657,000, an increase of 12.69 % over operating expenses of approximately $583,000 for the comparable period in 2001. The increase is primarily attributable to an increase in property maintenance costs and in partnership expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

Rental revenue for the nine months ended September 30, 2002 was approximately $4,040,000, an increase of 8.40% over rents of approximately $3,727,000 for the comparable period in 2001. The increase is primarily attributable to an increase in monthly tenant rental rates and generally steady average occupancy rates.

Operating expenses for the nine months ended September 30, 2002 were approximately $1,877,000, an increase of 4.68% over operating expenses of approximately $1,793,000 for the comparable period in 2001. The increase is primarily attributable to an increase in property maintenance and partnership expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2002 AND 2001

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

     99.1 & 99.2

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 06, 2002

INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership

By:	Income Growth Management, Inc. General Partner

	By:	/s/ Timothy C. Maurer

Timothy C. Maurer Principal Financial Officer AND Duly Authorized Officer of the Registrant

INCOME GROWTH PARTNERS, LTD. X
A California Limited Partnership
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, David W. Maurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 06, 2002		/s/ David W. Maurer
By:

David W. Maurer Chief Executive Officer

INCOME GROWTH PARTNERS, LTD. X
A California Limited Partnership
CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, Timothy C. Maurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 06, 2002		/s/ Timothy C. Maurer
By:

Timothy C. Maurer Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CEO

99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CFO