Form 10KSB
period 2002-12-31
INCOME GROWTH PARTNERS LTD X
filed 2003-03-24
CIK 830051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-18528

INCOME GROWTH PARTNERS, LTD. X, A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0294177
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11230 Sorrento Valley Road, Suite 220, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 457-2750
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
LIMITED PARTNERSHIP INTERESTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $5,662,089

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

Income Growth Management, Inc. (“IGM”) is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 2002, there were 1,984 limited partners in the Partnership.

The Partnership has no full-time employees. Employees of corporations affiliated with the general partner perform certain administrative and other services on behalf of the Partnership (see Item 12). The Partnership’s executive offices are located at 11230 Sorrento Valley Road, Suite 220, San Diego, California 92121 and the Partnership’s telephone number is (858) 457-2750.

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

Item 1. Business (Continued)

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

Item 2. Properties

The Partnership, through its subsidiaries, presently owns two properties as follows:

Mission Park:

Date of purchase: August 1989

Purchase price: $17,100,000

Property Description: A 264 unit apartment complex located in San Marcos, California. The property includes two full-size recreation rooms, two heated swimming pools and spas, night-lighted tennis courts, a satellite cable TV system and covered parking. The building is approximately 13 years old. The property contains 215,292 square feet. Mortgage debt outstanding on this property as of December 31, 2002 and 2001, was approximately $9,400,000 and $9,600,000, respectively.

Item 2. Properties (Continued)

Shadow Ridge Meadows:

Date of purchase: November 1988

Purchase price: $12,700,000

Property Description: A 184 unit apartment complex located in Vista, California. The property includes a large recreation center, a heated swimming pool and spa, five laundry facilities, a satellite cable TV system and covered parking. The building is approximately 14 years old. The property contains 127,197 square feet. Mortgage debt outstanding on this property as of December 31, 2002 and 2001, was approximately $9,300,000 and $9,400,000, respectively.

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

As of December 31, 2002, the outstanding securities of the Partnership included the Original Units and Class A Units held by the limited partners. The Partnership’s Amended and Restated Agreement of Partnership substantially restricts transfers of all units and no public trading market for the units exists or is intended or expected to develop.

(b)	Holders

As of December 31, 2002, the Partnership’s 18,826.5 outstanding Original Units and 8,100 Class A Units were held by an aggregate of 1,984 Limited Partners.

(c)	Dividends

As a limited partnership, the Partnership does not pay dividends.

The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority:

Item 5. Market for Registrant’s Units and Related Security Holder Matters (Continued)

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

The amended partnership agreement also provides that any distributions of cash from sale or refinancing of will be made in the following order of priority:

First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any non-subordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the “Preferred Return”). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner. As of December 31, 2002, the general partner has not received any cash distributions from operations or from a sale or refinancing.

The Partnership distributed approximately $810,000 during 2002 and $907,200 during 2001.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Limited Partnership emerged from Chapter 11 effective in May 1995 having fully satisfied all claims in accordance with the Plan.

Prior to 1996, the Partnership’s operating and debt service obligations had been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During 1996 through 2001, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 deals with the accounting and reporting for costs associated with exit or disposal activities and certain other costs associated with those activities, which were previously recognized as liabilities that did not meet the definitions of a liability. The Partnership is required to adopt the provisions of SFAS No. 146 during the first quarter of 2003. Management believes that the adoption of SFAS No. 146 will not have a material impact on the Partnership.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Partnership did not have any amounts recorded during 2002 related to the implementation of SFAS No. 144. The Partnership adopted the provisions of SFAS No. 144 during the first quarter of 2002.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Partnership adopted the provisions of SFAS No. 143 for the first quarter of 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership.

Comparison of year ended December 31, 2002 to the year ended December 31, 2001.

Net cash provided by operating activities for the year ended December 31, 2002 was $1,703,000 compared to $1,348,000 for the same period in 2001. The principal reason for this difference was an increase in rental revenue which resulted in an increase in Net Income.

Net cash used in investing activities for the year ended December 31, 2002 was $460,000 compared to $368,000 for the same period in 2001. The increase in cash used in investing activities was due primarily to the capital expenditures made for the renovation and repositioning projects at Mission Park and Shadowridge. This included such items as an exterior paint job, office remodelling and signage upgrades.

Net cash used in financing activities for the year ended December 31, 2002 was $1,068,000 compared to $1,149,000 for the same period in 2001. The decrease was primarily due to the decrease in distributions to partners.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(b)	Results of Operations

Comparison of year ended December 31, 2002 to the year ended December 31, 2001.

Rental revenue for the year ended December 31, 2002, was $5,356,000, an increase of 7% over rents of $4,979,000 in the comparable period in 2001. The increase is primarily attributable to increased rental revenue. Average occupancy rates were essentially unchanged from 2001 to 2002 at approximately 96%.

Interest expense for the year ended December 31, 2002, was $1,445,000, a decrease of 0.1% over interest expense of $1,464,000 in the comparable period in 2001.

Operating expenses for the year ended December 31, 2002, were $2,427,000, a decrease of 0.1% over operating expense of $2,458,000 in the comparable period in 2001.

Depreciation and amortization expense for the year ended December 31, 2002 was $966,000, an increase of 4% over the expense of $929,000 in the comparable period in 2001. The increase is primarily attributable to the capital expenditures made during the year.

Item 7. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 27, 2002, Form 8-K was filed to report the resignation of Nation Smith Hermes Diamond as the Partnership’s independent auditors effective December 12, 2002.

On March 11, 2003, Form 8-K was filed to report the engagement of PKF as the Partnership’s independent auditors effective December 10, 2002.

PART III

Item 9. General Partner and Executive Officers of the Partnership

The general partner of the Partnership is Income Growth Management, Inc. (“IGM”), a California corporation. The executive officers of IGM do not receive compensation from the Partnership.

The names, ages and positions of responsibility held by the executive officers and directors of IGM are as follows:

Name	Age	Position

David Maurer	50	President and Director
Timothy Maurer	53	Secretary and Director
Robert Green	45	Vice President of Operations and Director

Item 9. General Partner and Executive Officers of the Partnership (Continued)

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

The table below reflects amounts paid to the general partner or its affiliates during the following years:

	2002	2001

Management fees	$284,000	$245,000
Administrative costs	192,000	115,000
Administrative fees	20,000	17,000

PART IV

Item 13. Exhibits, Reports on Form 8-K and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

The following financial statements of the Partnership and related notes to financial statements and accountants’ report are filed herein:

Independent Auditors’ Reports

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001

Consolidated Statements of Partners’ Deficit for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation

All other schedules are either not required, or the information therein is included in the notes to the audited financial statements.

(b)	Form 8-K Filings

The information required by this item is incorporated by reference to the Form 8-K filed December 27, 2002 and March 11, 2003, per Item 8 in Part II of this annual filing.

Item 13. Exhibits, Reports on Form 8-K and Financial Statement Schedules (Continued)

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

3.1	Articles of Incorporation of IGP X Mission Park, Inc.	(2)

4.2	Amended and Restated Agreement of Limited Partnership	(3)

4.3	Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., A California Limited Partnership	(2)

4.4	Agreement of Limited Partnership of IGP X Shadow Ridge Meadows, Ltd., A California Limited Partnership	(2)

28.1	Prospectus dated January 3, 1991	(4)

28.4	Letter regarding resignation of General Partner	(5)

99.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Partnership’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

EXHIBIT INDEX (Continued)

(2)	Incorporated by reference from the Partnership’s Current Report on Form 8-K dated December 27, 1995 (Commission File Number 0-18528).

(3)	Included as Exhibit “B” to the Partnership’s Offering Memorandum for Income Growth Partners, Ltd. X Class A Units dated October 27, 1994, included in Exhibit 2.2 incorporated by reference from the Partnership’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994 (Commission File Number 0-18528).

(4)	Incorporated by reference from the Partnership’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File Number 0-18528).

(5)	Incorporated by reference from the Partnership’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993 (Commission File Number 0-18528).

Item 14. Controls and Procedures

Within the 90 days prior to the filing of this report, Income Growth Partners, Ltd. X and Subsidiaries' management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the partnership required to be included in the partnership's periodic filings under the Exchange Act. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     3/21/03

INCOME GROWTH PARTNERS, LTD. X (a California Limited Partnership)

By:	Income Growth Management, Inc. General Partner

By:	/s/ David W. Maurer David W. Maurer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title and Capacity	Date

/s/ David W. Maurer	CEO	3/21/03

/s/ Timothy C. Maurer	CFO	3/21/03

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Partners
Income Growth Partners, Ltd. X and Subsidiaries
San Diego, California

We have audited the consolidated balance sheet of Income Growth Partners, Ltd. X and Subsidiaries (the “Partnership”) as of December 31, 2002, the related consolidated statements of operation, partners’ deficit and cash flows for the year then ended and the supplemental financial statement schedule. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and Subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California January 28, 2003	/s/ PKF PKF Certified Public Accountants A Professional Corporation

Independent Auditors’ Report

To the Board of Directors of
Income Growth Partners, Ltd. X
and Subsidiaries

We have audited the accompanying consolidated balance sheet of Income Growth Partners, Ltd. X (a California limited partnership) and Subsidiaries (the “Partnership”) (see Note 1 to the consolidated financial statements) as of December 31, 2001, and the related consolidated statements of income, partners’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Nation Smith Hermes Diamond
February 15, 2002

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS
	2002	2001

Rental Properties (Notes 1 and 3)
Land	$7,078,365	$7,078,365
Buildings and improvements	22,907,239	22,447,049

	29,985,604	29,525,414
Less accumulated depreciation	(12,909,758)	(12,033,933)

	17,075,846	17,491,481
Cash and cash equivalents (Notes 1 and 5)	604,969	429,729
Deferred loan fees, net of accumulated amortization of $415,758 in 2002 and $325,275 in 2001	361,425	451,908
Prepaid expenses and other assets	182,775	186,181

	$18,225,015	$18,559,299

LIABILITIES AND PARTNERS’ DEFICIT
Mortgage notes payable (Note 3)	$18,689,960	$18,939,550
Other Liabilities
Note payable to affiliate (Notes 3 and 4)	—	8,000
Accounts payable and accrued liabilities	144,320	241,171
Accrued interest payable	122,317	122,317
Security deposits	233,005	226,029

Total liabilities	19,189,602	19,537,067
Commitments and contingencies (Note 5)
Partners’ deficit
Limited partners’ deficit	(829,498)	(719,202)
General partners’ deficit	(125,089)	(248,566)
Notes receivable from general partner (Note 4)	(10,000)	(10,000)

Total partners’ deficit	(964,587)	(977,768)

	$18,225,015	$18,559,299

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001

	2002	2001

Revenues
Rents (Note 1)	$5,355,976	$4,978,621
Other	303,866	288,823
Interest	2,247	7,094

Total revenues	5,662,089	5,274,538
Expenses
Operating expenses (exclusive of depreciation and amortization shown separately below)	2,427,176	2,458,077
Interest	1,445,424	1,463,836
Depreciation and amortization (Note 1)	966,308	928,624

Total expenses	4,838,908	4,850,537

Net income	$823,181	$424,001

Basic and diluted per limited partnership unit data (Note 2)
Net income	$25.98	$13.38

Weighted average limited partnership units	26,926	26,926

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
For the Years Ended December 31, 2002 and 2001

	General Partner		Limited Partner

	Note		Original	Class A
	Receivable	Capital	Partner	Partner	Total

Balance, December 31, 2000	$(10,000)	$(312,166)	$—	$(172,403)	$(494,569)
Distributions (Note 2)	—	—	—	(907,200)	(907,200)
Net income	—	63,600	—	360,401	424,001

Balance, December 31, 2001	(10,000)	(248,566)	—	(719,202)	(977,768)
Distributions (Note 2)	—	—	—	(810,000)	(810,000)
Net income	—	123,477	—	699,704	823,181

Balance, December 31, 2002	$(10,000)	$(125,089)	$—	$(829,498)	$(964,587)

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net income	$823,181	$424,001
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (Note 1)	966,308	928,624
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,406	(58,981)
Accounts payable and accrued liabilities	(96,851)	64,163
Accrued interest payable	—	(3,382)
Security deposits	6,976	(6,823)

Net cash flows provided by operating activities	1,703,020	1,347,602

Cash flows from investing activities
Capital expenditures	(460,190)	(368,451)

Cash flows from financing activities
Distributions to partners	(810,000)	(907,200)
Principal payments on mortgage notes payable	(249,590)	(231,179)
Principal payments on note payable to affiliate	(8,000)	(18,703)
Proceeds from note payable to affiliate	—	8,000

Net cash flows used in financing activities	(1,067,590)	(1,149,082)

Net increase (decrease) in cash and cash equivalents	175,240	(169,931)
Cash and cash equivalents at beginning of year	429,729	599,660

Cash and cash equivalents at end of year	$604,969	$429,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,445,424	$1,467,218

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Income Growth Partners, Ltd. X, a California limited partnership (the “Limited Partnership”), and subsidiaries (collectively, the “Partnership”) was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multifamily residential real property. Currently, the Partnership owns a 264 unit building in San Marcos, California (“Mission Park”) and a 184 unit building in Vista, California (“Shadowridge Meadows”).

The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. is the sole general partner. The general partner has made no cash capital contributions to date. As of December 31, 2002, there were 1,984 limited partners in the Partnership.

Principles of Consolidation

The consolidated financial statements include the accounts of the Limited Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Disclosure about segments

The Partnership has determined that it operates in one segment.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing these consolidated financial statements include those assumed in computing depreciation expense.

Cash and cash equivalents

The Partnership considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and mortgage notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values at December 31, 2002 and 2001.

Buildings, improvements, and depreciation

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
December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred loan fees

Deferred loan fees represent expenses incurred in obtaining the Partnership’s mortgage loans payable. These fees are being amortized to expense over the initial term of the loan using the straight-line method, which approximates the effective interest method.

Advertising

The Partnership follows the policy of charging advertising costs to expense as incurred. Advertising expenses were approximately $102,000 and $73,000 for 2002 and 2001, respectively.

New accounting standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 deals with the accounting and reporting for costs associated with exit or disposal activities and certain other costs associated with those activities, which were previously recognized as liabilities that did not meet the definitions of a liability. The Partnership is required to adopt the provisions of SFAS No. 146 during the first quarter of 2003. Management believes that the adoption of SFAS No. 146 will not have a material impact on the Partnership.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Partnership did not have any amounts recorded during 2002 related to the implementation of SFAS No. 144. The Partnership adopted SFAS No. 144 during the first quarter of 2002.

In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Partnership adopted the provisions of SFAS No. 143 for the first quarter of 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 2 - ACTIVITIES OF THE PARTNERSHIP

The general partner or its affiliates manage and control the affairs of the Partnership and has general responsibility for supervising the Partnership’s properties and operations. The general partner and affiliates are compensated for these efforts as explained in Note 4.

The original partnership agreement was amended in October 1994 and provides that cash distributions from operations are to be determined at the discretion of the general partner. After adequate working capital reserves have been met, cash distributions deemed appropriate by the general partner will be made as set forth therein.

Distribution of Cash from Operations

The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority: First, each Class A Unit receives a 12% cumulative noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions of cash from operations will be made to the Original Unit holders and 10% to the general partner. Distributions of $810,000 and $907,200 were made during 2002 and 2001, respectively.

Distribution of Cash from Sale or Refinancing

The amended partnership agreement provides that any distributions of cash from a sale or refinancing will be made in the following order of priority:

First, each Class A Unit receives a 12% cumulative non-compounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any nonsubordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the “Preferred Return”). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner. As of December 31, 2002, the general partner has not received any cash distributions from operations or from a sale or refinancing.

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

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 2 - ACTIVITIES OF THE PARTNERSHIP (Continued)

Allocation of Net Income/Loss

Net income allocation to limited partners and basic and diluted partnership unit data were calculated as follows for the years ended December 31:

	2002	2001

Net income	$823,181	$424,001
Percentage allocable to limited partners	85%	85%

	$699,704	$360,401
Weighted average limited partnership units	26,926	26,926

Basic and diluted per limited partnership unit data	$25.98	$13.38

NOTE 3 - NOTES PAYABLE

As of December 31, note and notes payable consisted of the following:

	2002	2001

Mission Park – Mortgage note payable dated December 27, 1995; collateralized by first trust deed on land and buildings; interest and principal of $73,144 payable monthly based on 7.76% fixed annual interest rate; balloon payment of approximately $8,919,000 due in January 2006.	$9,414,006	$9,555,208
Shadowridge Meadows – Mortgage note payable dated October 27, 1997; collateralized by first trust deed on land and buildings; interest and principal of $68,106 payable monthly based on 7.49% fixed annual interest rate; balloon payment of approximately $8,621,000 due in November 2007.	9,275,954	9,384,342
Note payable to ENA, affiliate of the general partner – promissory note dated December 12, 2001; 6.5% annual interest rate; due upon demand.	—	8,000

	$18,689,960	$18,947,550

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 3 - NOTES PAYABLE (Continued)

Future minimum principal payments on notes payable are as follows:

Year Ending December 31,
2003	$269,470
2004	288,919
2005	313,947
2006	9,065,088
2007	8,752,536

Total	$18,689,960

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees

The Partnership’s properties are managed by an affiliate of the general partner who receives management fees. The fee for each property is equal to 5% of the operating revenues generated by that property. Management fees aggregated approximately $284,000 and $245,000 in 2002 and 2001, respectively.

Administrative Fees

The Partnership has an agreement with the same affiliate which manages the properties to pay an administrative fee equal to 8% of any amount, including related professional services, totaling in excess of $5,000, which is expended for any construction or repair project in or about the properties. Administrative fees aggregated approximately $ 20,000 and $17,000 in 2002 and 2001, respectively.

Administration Costs

The Partnership has an agreement with an affiliate of the general partner (the “Affiliate”) who furnishes certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional (including, but not limited to, regulatory reporting and legal services), recording and partner communication expenses. The agreement provides for reimbursement to the Affiliate for actual costs incurred. Reimbursements paid to the Affiliate under the provisions of this agreement aggregated approximately $192,000 and $115,000 in 2002 and 2001, respectively.

Note Receivable from General Partner

At December 31, 2002 and 2001, a non-interest bearing note receivable of $10,000 was due from the general partner for its initial partnership capital contribution.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Debt Placement Fees

During 1995 the Partnership issued notes payable to an affiliate of the general partner for payment of debt placement fees of $102,000. Debt placement fees were equal to 1% of the principal amount of the new third party financing. During the year ended December 31, 2002, the balance of this note was paid off (see Note 3).

Subordinated Real Estate Brokerage Commissions

If the general partner, or any of its affiliates, render services in negotiating and implementing the sale of Partnership properties, the general partner or such affiliates will be paid a real estate brokerage commission in an amount up to one-half of the commission customarily charged in arm’s-length transactions, but not in excess of 3% of the contract price for the property. Payment of such commission (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note 2. No properties were sold in 2002 and 2001. Accordingly, no brokerage commissions were paid by the Partnership.

NOTE 5 - CONCENTRATIONS

Credit risk

The Partnership maintains cash balances at various financial institutions primarily located in San Diego. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. Management believes that the Partnership is not exposed to any significant credit risk with respect to its cash and cash equivalents.

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

SCHEDULE III
Income Growth Partners, Ltd. X and Subsidiaries

Schedule III – Real Estate and Accumulated Depreciation
For the Year Ended December 31, 2002

				Net Change
		Initial Cost		Subsequent to Acquisition

			Buildings and		Buildings and
	Encumbrances	Land	Improvements	Land	Improvements

Shadow Ridge Meadows	$9,275,954	$3,294,260	$13,490,802	$(400,000)	$776,068
Mission Park	9,414,006	4,484,105	9,821,589	(300,000)	(1,182,020)

	$18,689,960	$7,778,365	$23,312,391	$(700,000)	$ (409,952)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period						Life on Which
							Depreciation in
		Buildings and		Accumulated	Date of	Date	Latest Statements
	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed

Shadow Ridge Meadows	$2,894,260	$14,267,670	$17,161,930	$6,284,130	Jan.1988	Nov.1988	27.5 years
Mission Park	4,184,105	8,639,569	12,823,674	6,625,628	May 1989	Aug.1989	27.5 years

	$7,078,365	$22,907,239	$29,985,604	$12,909,758

(a)	Reconciliation of total real estate carrying value for the two years ended December 31, 2002:

	2002	2001

Balance at beginning of year	$29,525,414	$29,156,963
Acquisitions	460,190	368,451

Balance at end of year	$29,985,604	$29,525,414

(b)	Reconciliation of accumulated depreciation for the two years ended December 31, 2002:

	2002	2001

Balance at beginning of year	$12,033,933	$11,186,735
Expense	875,825	847,198

Balance at end of year	$12,909,758	$12,033,933