Form 10QSB
period 2003-03-31
INCOME GROWTH PARTNERS LTD X
filed 2003-05-14
CIK 830051

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of the registrant’s Original Limited Partnership Units outstanding as of May 14, 2003 was 18,826.5. The number of the registrant’s Class A Units outstanding as of May 14, 2003 was 8,100.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	December 31,
	(unaudited)	2002

ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	22,960,125	22,907,239

	30,038,490	29,985,604
Less accumulated depreciation	(13,137,158)	(12,909,758)

	16,901,332	17,075,846
Cash and cash equivalents	656,434	604,969
Deferred loan fees, net of accumulated amortization of $438,427 and $415,758 respectively	338,756	361,425
Prepaids and other assets	316,630	182,775

	$18,213,152	$18,225,015

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$18,622,141	$18,689,960
Other liabilities
Accounts payable and accrued liabilities	287,623	144,320
Accrued interest payable	122,317	122,317
Security deposits	225,305	233,005

	19,257,386	19,189,602
Commitments and contingencies
Partners’ capital (deficit)	(1,034,234)	(954,587)
Note receivable from general partner	(10,000)	(10,000)

	$18,213,152	$18,225,015

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
	(unaudited)	(unaudited)
REVENUES
Rents	$1,348,433	$1,281,120
Other	110,867	70,723

Total revenues	1,459,300	1,351,843

EXPENSES
Operating expenses	689,943	620,732
Depreciation and amortization	250,069	234,344
Interest	355,935	360,735

Total expenses	1,295,947	1,215,811

Net income	$163,353	$136,032

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$5.16	$4.29

DISTRIBUTIONS PER CLASS A LIMITED UNIT HOLDER	$30.00	$24.98

Weighted average limited partnership units	26,926	26,926

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,353	$136,032
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	250,069	234,344
(Increase) / Decrease in Prepaid expenses and other assets	(133,855)	(41,490)
Increase / (Decrease) in Accounts payable, accrued liabilities and accrued interest payable	143,303	172,393
Security deposits	(7,700)	(5,161)

Net cash provided by operating activities	415,170	496,118

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,886)	(175,351)

Net cash used in investing activities	(52,886)	(175,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(67,819)	(63,019)
Distributions to Investors	(243,000)	(202,332)

Net cash used in financing activities	(310,819)	(266,351)

Net increase in cash and cash equivalents	51,465	55,416

Cash and cash equivalents at beginning of period	604,969	429,729

Cash and cash equivalents at end of period	$656,434	$485,145

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership’s latest audited financial statements for the year ended December 31, 2002, filed on Form 10-KSB.

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

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

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

b. Liquidity and Capital Resources:

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the three months ended March 31, 2003, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the three months ended March 31, 2003, was approximately $415,000 compared to approximately $496,000 for the same period in 2002. The principal reasons for this decrease can be attributed to an increase in prepaid expenses and a decrease in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2003, was approximately $53,000 compared to approximately $175,000 for the same period in 2002. The principal reason for this decrease was a decrease in capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2003, was approximately $311,000 compared to approximately $266,000 for the same period in 2002. The principal reason for this increase was an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

b. Liquidity and Capital Resources – (Continued):

In October, 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of this statement had no material impact on the Partnership’s financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” Further, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Partnership’s consolidated financial position or results of operations for the three months ended March 31, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 deals with the accounting and reporting for costs associated with exit or disposal activities and certain other costs associated with those activities, which were previously recognized as liabilities that did not meet the definitions of a liability. The Partnership is required to adopt the provisions of SFAS No. 146 during the first quarter of 2003. The adoption of this statement had no material impact on the Partnership’s financial statements.

c. Results of Operations:

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003, TO THE THREE
MONTHS ENDED MARCH 31, 2002.

Rental revenue for the three months ended March 31, 2003, was approximately $1,348,000, an increase of 5% over rents of approximately $1,281,000 for the comparable period in 2002. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended March 31, 2003, were approximately $690,000, an increase of 11% over operating expenses of approximately $621,000 for the comparable period in 2002. The increase is primarily attributable to a increase in property and administration expenses.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

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

                          None

ITEM 5.   OTHER INFORMATION:

                          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

On March 11, 2003, Form 8-K was filed to report the engagement of PKF as the Partnership's independent auditors' effective December 10, 2002.

Exhibits: 99.1 & 99.2

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES,
A CALIFORNIA LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ David W. Maurer

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

Date: May 14, 2003

By:	/s/ Timothy C. Maurer

Timothy C. Maurer Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - CEO

99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - CFO