Form 10QSB
period 2003-06-30
INCOME GROWTH PARTNERS LTD X
filed 2003-08-08
CIK 830051

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number     0-18528

INCOME GROWTH PARTNERS, LTD. X

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0294177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11230 Sorrento Valley Road, Suite 220, San Diego, California 92121
(Address of principal executive offices) (Zip Code)

(858) 457-2750
(Registrant’s telephone number, including area code)

11300 Sorrento Valley Road, Suite 108, San Diego, California 92121
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [   ]

The number of the registrant’s Original Limited Partnership Units outstanding as of August 8, 2003 was 18,826.5. The number of the registrant’s Class A Units outstanding as of August 8, 2003 was 8,100.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30	December 31,
	2003	2002
	(unaudited)

ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	23,132,848	22,907,239

	30,211,213	29,985,604
Less accumulated depreciation	(13,364,558)	(12,909,758)

	16,846,655	17,075,846
Cash and cash equivalents	752,781	604,969
Deferred loan fees, net of accumulated amortization of $461,094 and $415,758, respectively	316,089	361,425
Prepaids and other assets	189,444	182,775

	$18,104,969	$18,225,015

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$18,556,846	$18,689,960
Other liabilities
Accounts payable and accrued liabilities	285,957	144,320
Accrued interest payable	122,317	122,317
Security deposits	233,575	233,005

	19,198,695	19,189,602
Commitments and contingencies
Partners’ capital (deficit)	(1,083,726)	(954,587)
Note receivable from general partner	(10,000)	(10,000)

	$18,104,969	$18,225,015

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS — - UNAUDITED

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2003	2002	2003	2002

REVENUES
Rents	$1,384,785	$1,327,787	$2,733,218	$2,608,907
Other	61,161	62,911	172,028	133,634

Total revenues	1,445,946	1,390,698	2,905,246	2,742,541

EXPENSES
Operating expenses	643,913	599,351	1,333,856	1,220,203
Depreciation and amortization	250,067	235,601	500,136	469,945
Interest	358,458	363,396	714,393	724,131

Total expenses	1,252,438	1,198,348	2,548,385	2,414,279

Net income	$193,508	$192,350	$356,861	$328,262

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$6.11	$6.07	$11.27	$10.36

Distributions per Class A limited unit holder	$30.00	$23.66	$60.00	$48.64

Weighted average limited partnership units	26,926	26,926	26,926	26,926

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	FOR THE SIX MONTHS
	ENDED JUNE 30,

	(unaudited)	(unaudited)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$356,861	$328,262
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	500,136	469,945
(Increase) / Decrease in
Prepaid expenses and other assets	(6,669)	55,386
Increase /(Decrease) in
Accounts payable, accrued liabilities and accrued interest payable	141,637	(23,638)
Increase /(Decrease) in
Security deposits	570	(4,349)

Net cash provided by operating activities	992,535	825,606

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(225,609)	(326,495)

Net cash used in investing activities	(225,609)	(326,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(133,114)	(123,376)
Principal payments to affiliate	—	(8,000)
Distributions to Investors	(486,000)	(394,015)

Net cash used by financing activities	(619,114)	(525,391)

Net increase / (decrease) in cash and cash equivalents	147,812	(26,280)

Cash and cash equivalents at beginning of period	604,969	429,729

Cash and cash equivalents at end of period	$752,781	$403,449

The accompanying notes are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 2003 AND 2002

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
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 2003 AND 2002

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

b. Liquidity and Capital Resources:

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the six months ended June 30, 2003, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the six months ended June 30, 2003 was approximately $993,000 compared to approximately $826,000 for the same period in 2002. The principal reason for this increase can be attributed to an increase in net income and an increase in accounts payable and accrued liabilities for the period.

Net cash used in investing activities for the six months ended June 30, 2003 was approximately $226,000 compared to approximately $326,000 for the same period in 2002. The principal reason for this decrease was a decrease in capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2003 was approximately $619,000 compared to approximately $525,000 for the same period in 2002. The principal reason for this increase was an increase in principal payments under mortgage debt and distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 2003 AND 2002

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

Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002.. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial position or results of operations for the six months ended June 30, 2003.

c.	Results of Operations:

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

Rental revenue for the three months ended June 30, 2003 was approximately $1,385,000, an increase of 4.30% over rents of approximately $1,328,000 for the comparable period in 2002. The increase is primarily attributable to a market increase of 4.1% in monthly tenant rental rates at both Shadow Ridge Meadows and Mission Park and steady average occupancy rates.

Operating expenses for the three months ended June 30, 2003 were approximately $644,000, an increase of 7.51% over operating expenses of approximately $599,000 for the comparable period in 2002. The increase is primarily attributable to an increase in property tax, depreciation, liability insurance and worker’s compensation insurance along with administrative expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002.

Rental revenue for the six months ended June 30, 2003 was approximately $2,733,000, an increase of 4.75% over rents of approximately $2,609,000 for the comparable period in 2002. The increase is primarily attributable to a market increase of 4.1% in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the six months ended June 30, 2003 were approximately $1,334,000, an increase of 9.34% over operating expenses of approximately $1,220,000 for the comparable period in 2002. The increase is primarily attributable to an increase in property tax, depreciation, insurance and administrative expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 2003 AND 2002

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

31.1 & 31.2

32.1 & 32.2

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARY
(A California Limited Partnership)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003

INCOME GROWTH PARTNERS, LTD. X,
a California Limited Partnership

	By:	Income Growth Management, Inc.
General Partner

		By:	/s/ Timothy C. Maurer

Timothy C. Maurer
Principal Financial Officer AND
Duly Authorized Officer of the Registrant

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 — CEO

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 — CFO

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CEO

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - CFO