Form 10QSB
period 2003-09-30
INCOME GROWTH PARTNERS LTD X
filed 2003-11-05
CIK 830051

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

The number of the registrant’s Original Limited Partnership Units outstanding as of November 5, 2003 was 18,826.5. The number of the registrant’s Class A Units outstanding as of November 5, 2003 was 8,100.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

     PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30	December 31,
	2003	2002
	unaudited

ASSETS
Rental properties
Land	$7,078,365	$7,078,365
Buildings and improvements	23,205,083	22,907,239

	30,283,448	29,985,604
Less accumulated depreciation	(13,591,958)	(12,909,758)

	16,691,490	17,075,846

Cash and cash equivalents	782,374	604,969
Deferred loan fees, net of accumulated amortization of $483,763 and $415,758, respectively	293,421	361,425
Prepaids and other assets	345,417	182,775

	$18,112,702	$18,225,015

LIABILITIES AND PARTNERS’ DEFICIT
Mortgage loans payable	$18,490,268	$18,689,960
Other liabilities
Accounts payable and accrued liabilities	349,739	144,320
Accrued interest payable	122,317	122,317
Security deposits	236,866	233,005

	19,199,190	19,189,602
Commitments and contingencies

Partners’ deficit	(1,076,488)	(954,587)
Note receivable from general partner	(10,000)	(10,000)

	$18,112,702	$18,225,015

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS — - UNAUDITED

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

REVENUES
Rents	$1,479,720	$1,431,588	$4,212,938	$4,083,208
Other	60,305	23,737	232,333	114,658

Total revenues	1,540,025	1,455,325	4,445,271	4,197,866

EXPENSES
Operating expenses	682,543	656,795	2,016,399	1,876,998
Depreciation and amortization	250,068	235,668	750,204	705,613
Interest	357,176	362,210	1,071,569	1,086,341

Total expenses	1,289,787	1,254,673	3,838,172	3,668,952

Net income	$250,238	$200,652	$607,099	$528,914

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$7.90	$6.33	$19.16	$16.70

Distributions per Class A limited unit holder	$30.00	$25.06	$90.00	$73.71

Weighted average limited partnership units	26,926	26,926	26,926	26,926

The accompanying notes are an integral part of these consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS — — UNAUDITED

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$607,099	$528,914
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	750,204	705,613
(Increase) in
Prepaid expenses and other assets	(162,642)	(79,509)
Increase/(Decrease) in
Accounts payable, accrued liabilities and accrued interest payable	205,419	(23,561)
Increase/(Decrease) in
Security deposits	3,861	254

Net cash provided by operating activities	1,403,941	1,131,711

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(297,844)	(416,842)

Net cash used in investing activities	(297,844)	(416,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(199,692)	(184,920)
Principal payments to affiliate	—	(8,000)
Distributions to Investors	(729,000)	(597,015)

Net cash used in financing activities	(928,692)	(789,935)

Net Increase in cash and cash equivalents	177,405	(75,066)
Cash and cash equivalents at beginning of period	604,969	429,729

Cash and cash equivalents at end of period	$782,374	$354,663

The accompanying notes are an integral part of these consolidated financial statements

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2003 AND 2002

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited consolidated financial statements of Income Growth Partners, Ltd. X, a California limited partnership, and subsidiaries (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s latest audited financial statements for the year ended December 31, 2002 filed on Form 10-KSB.

The accompanying unaudited consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the general partners, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full year.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2003 AND 2002

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

Since inception, the Partnership’s operating and debt service obligations have been financed through the sale of Partnership Units, cash provided by operating activities, and 1995 debt restructuring activities. During the nine months ended September 30, 2003, all of the Partnership’s operating and debt service cash requirements have been met through cash generated from operations.

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

Net cash provided by operating activities for the nine months ended September 30, 2003 was approximately $1,404,000 compared to approximately $1,132,000 for the same period in 2002. The principal reason for this increase can be attributed to an increase in accounts payable and net income for the period.

Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $298,000 compared to approximately $417,000 for the same period in 2002. The principal reason for this decrease was a decrease in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2003 was approximately $929,000 compared to approximately $790,000 for the same period in 2002. The principal reason for this increase was an increase in principal payments under Mortgage Debt and an increase in distributions to investors.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2003 AND 2002

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” Further, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial position or results of operations for the nine months ended September 30, 2003.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2003 AND 2002

c.	Results of Operations:

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

Rental revenue for the three months ended September 30, 2003 was approximately $1,480,000, an increase of 3.35% over rents of approximately $1,432,000 for the comparable period in 2002. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the three months ended September 30, 2003 were approximately $683,000, an increase of 3.96 % over operating expenses of approximately $657,000 for the comparable period in 2002. The increase is primarily attributable to an increase in property maintenance costs and in partnership expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

Rental revenue for the nine months ended September 30, 2003 was approximately $4,213,000, an increase of 3.18% over rents of approximately $4,083,000 for the comparable period in 2002. The increase is primarily attributable to an increase in monthly tenant rental rates and steady average occupancy rates.

Operating expenses for the nine months ended September 30, 2003 were approximately $2,016,000, an increase of 7.41% over operating expenses of approximately $1,877,000 for the comparable period in 2002. The increase is primarily attributable to an increase in property maintenance and partnership expenses.

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 2003 AND 2002

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

31.1, 31.2, 32.1, 32.2

INCOME GROWTH PARTNERS, LTD. X AND SUBSIDIARIES
(A California Limited Partnership)

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 05, 2003
INCOME GROWTH PARTNERS, LTD. X, a California Limited Partnership
	By:	Income Growth Management, Inc. General Partner
		By:	/s/ Timothy C. Maurer

Timothy C. Maurer Principal Financial Officer AND Duly Authorized Officer of the Registrant

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CEO
31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 — CFO
32.1	Section 302 Certification – CEO
32.2	Section 302 Certification — CFO