Form 10KSB
period 2003-12-31
INCOME GROWTH PARTNERS LTD X
filed 2004-03-29
CIK 830051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-KSB

ANNUAL REPORT

under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

0-18528
(Commission file number)

INCOME GROWTH PARTNERS, LTD. X,
A CALIFORNIA LIMITED PARTNERSHIP

(Name of small business issuer in its charter)

CALIFORNIA (State of organization)	33-0294177 (I.R.S. Employer Identification No.)

11230 Sorrento Valley Road, Suite 220, San Diego, California, 92121 (Address of principal executive offices)	(858) 457-2750 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Original Limited Partnership Units
(Title of class)

Class A Limited Partnership Units
(Title of class)

Check whether the Partnership (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the partnership was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Partnership’s revenues for its most recent fiscal year were $5,974,991.

As of December 31, 2003, the aggregate market value of the voting and non-voting common equity (limited partnership units) held by non-affiliates of the Partnership was approximately $24,560,400. There is no established trading market for the limited partnership units. The aggregate market value was based on the original sale price of the Class A Limited Partnership Units of $250 per unit and the sale price of $1,200 per Original Limited Partnership Unit pursuant to a tender offer made on December 4, 2003. For this purpose, the Partnership’s General Partner and all of such General Partner’s officers and directors and their affiliates were assumed to be affiliates of the Partnership.

Traditional Small Business Disclosure Format (Check one): Yes [  ]; No [X]

i

SPECIAL NOTE – FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, if any, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of revenues, income, distributions, expenditures, liquidity and other financial items;

•	overall industry and market performance;

•	competition;

•	current and future economic conditions;

•	liquidation and dissolution strategies, including the sale of the Partnership’s properties and the terms and conditions thereof;

•	the outcome of litigation matters;

•	the General Partner’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Income Growth Partners, Ltd. X, a California limited partnership, was formed as a California limited partnership on February 16, 1988. Unless the context requires otherwise, all references in this report, except as referred to in Item 7,to the “Partnership,” “we,” “our,” and “us” refer to Income Growth Partners, Ltd. X, a California limited partnership .

The Partnership was formed to acquire, hold and operate for the production of income and distributable cash, and sell, exchange or otherwise dispose of parcels of income-producing, multi-family, residential, real property. As of December 31, 2003, the Partnership, through its wholly-owned subsidiaries, owned and operated two apartment complexes in Southern California: Mission Park and Shadow Ridge Meadows. These properties are described in more detail under Item 2 of this report.

The Mission Park property was sold on March 3, 2004 and a sale is pending for the Shadow Ridge Meadows property. It is anticipated that the Shadow Ridge Meadows property will be sold upon approval of the sale by the Partnership’s limited partners and thereafter that the Partnership will be liquidated and dissolved. A solicitation statement was first mailed to the Partnership’s limited partners on or about March 11, 2004, to solicit the votes of the limited partners for the approval of the sale of the Shadow Ridge Meadows property and the subsequent liquidation and dissolution of the Partnership. The deadline for the limited partners to return their ballots is April 1, 2004.

Income Growth Management, Inc., a California corporation, is the general partner of the Partnership (“General Partner”). Services for the Partnership are performed by the General Partner and/or its affiliates. The Partnership has no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

As of December 31, 2003, the Partnership, through its wholly-owned subsidiaries, owned and operated two apartment complexes in Southern California: Mission Park and Shadow Ridge Meadows. The Partnership sold the Mission Park property on March 3, 2004 and has entered into a purchase and sale agreement for the sale of the Shadow Ridge Meadows property. The Partnership intends to sell the Shadow Ridge Meadows property upon approval of the sale by the Partnership’s limited partners. These properties and the terms of their sale and proposed sale are described below.

Mission Park

Mission Park is a 264 unit apartment complex located at 201-230 Woodland Parkway, San Marcos, California. We acquired the property in August 1989 for a purchase price of $17,100,000. In 1995, in connection with refinancing the then-existing loan on the property, we transferred the property to IGP X Mission Park Associates, L.P., a California limited partnership. The Partnership is the sole limited partner of IGP X Mission Park Associates, L.P. Income Growth Management, Inc., the Partnership’s General Partner, and IGP X Mission Park, Inc., a California corporation, are the general partners of IGP X Mission Park Associates, L.P. The sole shareholder of IGP X Mission Park, Inc. is the Partnership. The officers and directors of the General Partner are also the officers and directors of IGP X Mission Park, Inc.

On March 3, 2004, IGP X Mission Park Associates, L.P. sold the Mission Park property to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000.

Shadow Ridge Meadows

Shadow Ridge Meadows is a 184 unit apartment building located at 1515 South Melrose Drive, Vista, California. We acquired the property in November 1988 for a purchase price of $12,700,00. In 1997, in connection with refinancing the then-existing loan on the property, we transferred the property to IGP X Shadow Ridge Meadows, Ltd., a California limited partnership. The Partnership is the sole limited partner of IGP X Shadow Ridge Meadows, Ltd. Income Growth Management, Inc., the Partnership’s General Partner, and IGP X Shadow Ridge Meadows, Inc., a California corporation, are the general partners of IGP X Shadow Ridge Meadows, Ltd. The sole shareholder of IGP X Shadow Ridge Meadows, Inc. is the Partnership. The officers and directors of the General Partner are also the officers and directors of IGP X Shadow Ridge Meadows, Inc.

The Shadow Ridge Meadows property is approximately 15 years old. It contains roughly 127,197 square feet, including 114 two-bedroom units, 70 three-bedroom units, a large recreation center, a heated swimming pool and spa, five laundry facilities, a satellite cable TV system and covered parking. Tenant leases are generally for a minimum term of six months with an option to rent on a month-to-month basis. The occupancy rate and average annual base rent per square foot as of December 31, 2003 were:

Occupancy Rate	94.4%
Average Rent Per Square Foot	$13.34

The Shadow Ridge Meadows property is subject to a security interest securing a loan with a principal balance of approximately $9,159,000 as of December 31, 2003. The terms of the loan require a monthly payment of $68,106, which includes interest at a rate of 7.49%, until the loan is paid in full. The loan has a prepayment penalty that applies if the property is sold before the maturity date of the loan in November 2007. The amount of any prepayment penalty will vary depending on a number of factors including, without limitation, the date the property is sold and the U.S. Treasury yield rates.

On December 8, 2003, IGP X Shadow Ridge Meadows, Ltd. entered into a Purchase and Sale Agreement and Escrow Instructions with Mark Gosselin, as Trustee of the Mark Gosselin Trust Dated October 31, 2001 (“Buyer”) for the sale of the Shadow Ridge Meadows property for a purchase price of $27,600,000, subject to the approval of the Partnership’s limited partners. The Purchase and Sale Agreement and Escrow Instructions was amended on January 8, 2004 to extend the contingency period given to the Buyer to review certain reports and documents related to the property, and was further amended on February 18, 2004 to resolve certain issues and claims raised by the

Buyer, including a $100,000 reduction in the sale price and a $200,000 credit for certain repairs and improvements to the property to be made by the Buyer after the close of the sale of the property.

The Shadow Ridge Meadows property is subject to the general competitive conditions incident to the ownership and operation of multi-family, residential rental property. The property is subject to competition for tenants from other similar types of properties in its area, including other apartment properties and other forms of multi-family residential housing, as well as single family housing. Competition is based on factors such as location, rent and services and amenities provided. If the sale of the Shadow Ridge Meadow property to the Buyer does not close, the property will be subject to competition from other properties, on both a national and local level, for a suitable buyer for the property.

The Partnership records land, buildings, and improvements at cost. The largest depreciable component of a property is the building, which is depreciated using the straight-line method over its estimated useful life of 27.5 years. Improvements are depreciated using the straight-line method over their estimated useful lives of 5 to 15 years. The General Partner believes the Shadow Ridge Meadows property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to real property, tax, regulation, contract or other matters. The resolution of these matters if and when they arise will be subject to various uncertainties. While unfavorable outcomes are possible, we believe the resolution of these matters, individually or in the aggregate, will not result in a material adverse effect on our business, financial condition or results of operations.

As of December 31, 2003, neither the Partnership nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

We did not submit any matters to our limited partners for a vote during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

Market Information

There is no established trading market for the Partnership’s limited partnership units and the Partnership does not anticipate that such a market will develop.

Limited Partners

As of December 31, 2003, there were approximately 1,034 holders of record of our Original Limited Partnership Units and 770 holders of record of our Class A Limited Partnership Units.

Distributions

As a limited partnership, we do not pay dividends but we may make distributions to our limited partners from distributable cash from operations in such amounts and at such times as the General Partner determines to be appropriate, consistent with sound business practices. Our distributable cash from operations generally includes the distributions we receive from IGP X Mission Park Associates, L.P. and IGP X Shadow Ridge Meadows, Ltd. (which are based on such entities’ gross operating revenues less their operating expenses, including management fees, debt payments and the costs of capital improvements, and reserves) less our operating expenses and reserves. Distributions made from our distributable cash from operations for a fiscal year, if any, are made in the following order of priority:

     (1) First, 100% to the holders of Class A Limited Partnership Units until they have received from all sources an amount equal to a 12% per annum cumulative but noncompounded return on their adjusted capital investment (“Class A Preferred Return”);

     (2) Second, 100% to the holders of Class A Limited Partnership Units until they have received from all sources an amount in excess of the Class A Preferred Return equal to their original capital investment;

     (3) Third, 100% to the holders of Class A Limited Partnership Units in the amount of $500 per Class A Limited Partnership Unit;

     (4) Fourth, 100% to the holders of Original Limited Partnership Units until they have received during such fiscal year an amount equal to a 10% per annum noncumulative return on their adjusted capital investment; and

     (5) Fifth, thereafter, 90% to the holders of Original Limited Partnership Units and 10% to the General Partner.

In addition, we may make distributions to our limited partners from distributable cash from the sale or refinancing of Partnership property (other than sales made in connection with the liquidation of the Partnership) or from our working capital reserves. Distributable cash from the sale or refinancing of a Partnership property generally includes the gross cash proceeds we received from such transaction less all expenses incurred in connection with such transaction and the amount paid on any pre-existing indebtedness. Such distributions, if any, are made in the following order of priority:

     (1) First, 100% to the holders of Class A Limited Partnership Units until they have received from all sources an amount equal to the Class A Preferred Return;

     (2) Second, 100% to the holders of Class A Limited Partnership Units until they have received from all sources an amount in excess of the Class A Preferred Return equal to their original capital investment;

     (3) Third, 100% to the holders of Class A Limited Partnership Units until they have received from all sources (in addition to the Class A Preferred Return and the return of their original capital investment) an amount equal to $500 per Class A Limited Partnership Unit;

     (4) Fourth, 100% to the holders of Original Limited Partnership Units until they have received an amount equal to their adjusted capital investment;

     (5) Fifth, 100% to nonsubordinated fees, compensation and debts payable to the General Partner;

     (6) Sixth, 100% to the holders of Original Limited Partnership Units until they have received an amount which, when added to any prior distributions received by them from all sources (other than (4) immediately above), equals a 10% per annum cumulative, but not compounded, return on their adjusted capital investment; and

     (7) Seventh, thereafter, 85% to the holders of Original Limited Partnership Units and 15% to the General Partner.

Upon dissolution and termination of the Partnership, the assets of the Partnership will be liquidated and, after all debts and obligations of the Partnership to third persons have been satisfied, the proceeds from such liquidation will be distributed as follows:

     (1) First, to the payment of creditors of the Partnership, including the General Partner and limited partners who are creditors to the extent permitted by law, but excluding secured creditors whose obligations will be assumed or otherwise transferred on the liquidation of the Partnership’s assets;

     (2) Second, to the setting up of any reserves reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership; provided, however, that such reserves shall be deposited in an interest-bearing escrow account for the purpose of disbursing such reserves for the payment of any such contingencies and, at the expiration of a reasonable period, for the purpose of distributing the balance remaining in accordance with below;

     (3) Third, 100% to the holders of Class A Limited Partnership Units until they have received an amount which, when added to any prior distribution to the holders of Class A Limited Partnership Units from any source, equals the Class A Preferred Return;

     (4) Fourth, 100% to the holders of Class A Limited Partnership Units until they have received an amount which, when added to any prior distribution to the holders of Class A Limited Partnership Units from any source, equals an amount in excess of the Class A Preferred Return equal to their original capital investment;

     (5) Fifth, 100% to the holders of Class A Limited Partnership Units until they have received an amount from all sources (in addition to the Class A Preferred Return and the return of their original capital investment) an amount equal to $500 per Class A Limited Partnership Unit;

     (6) Sixth, 100% to the holders of Original Limited Partnership Units until they have received an amount which, when added to any prior distributions to the holders of Original Limited Partnership Units from any source (other than a distribution to provide them an amount equal to their adjusted capital investment), equals a 10% per annum cumulative, but not compounded, return on their adjusted capital investment, but not in excess of their positive capital account balance;

     (7) Seventh, to the holders of Original Limited Partnership Units in an amount equal to their positive capital account balance, if any; provided, however, that if the remaining capital accounts of all holders of Original Limited Partnership Units exceed the amount of the liquidation proceeds available for distribution, such distributions shall be made to each holder of Original Limited Partnership Units in the ratio that the positive balance of each holder’s capital account bears to the positive capital account balances of all holders of Original Limited Partnership Units who have positive capital account balances; and

     (8) Eighth, the balance of any such liquidation proceeds, 85% to the holders of Original Limited Partnership Units and 15% to the General Partner.

The Partnership distributed approximately $1,053,000 during its fiscal year ended December 31, 2003, and $810,000 during its fiscal year ended December 31, 2002, to the holders of its Class A Limited Partnership Units. As of December 31, 2003, neither the holders of Original Limited Partnership Units nor the General Partner has received any distributions.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2003, the Partnership did not have any equity compensation or similar plan.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2003, 2002 and 2001, we did not sell any unregistered securities.

Purchases of Securities by the Partnership and Affiliated Purchasers

During the fiscal year ended December 31, 2003, we did not purchase, nor were any purchases made on our behalf or by affiliated purchasers, of our limited partnership units.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last two fiscal years ended December 31, 2003 and December 31, 2002. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 7 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Recent Developments

Sale of Mission Park Property

On March 3, 2004, IGP X Mission Park Associates, L.P. sold the Mission Park property to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000. After deducting all closing fees and costs, sales commissions, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan, payments of certain accounts payable and accrued liabilities, and the establishment of a contingency and capital allowance reserve, the Partnership anticipates that it will distribute the remaining sales proceeds to its limited partners in accordance with the Amended and Restated Agreement of Limited Partnership on or about June 30, 2004. The amount and actual timing of any such distributions may vary.

Proposed Sale of Shadow Ridge Meadows Property

On December 8, 2003, IGP X Shadow Ridge Meadows, Ltd. entered into a Purchase and Sale Agreement and Escrow Instructions with Mark Gosselin, as Trustee of the Mark Gosselin Trust Dated October 31, 2001 (“Buyer”) for the sale of the Shadow Ridge Meadows property for a purchase price of $27,600,000, subject to the approval of the Partnership’s limited partners. The Purchase and Sale Agreement and Escrow Instructions was amended on January 8, 2004 to extend the contingency period given to the Buyer to review certain reports and documents related to the property, and was further amended on February 18, 2004 to resolve certain issues and claims raised by the Buyer, including a $100,000 reduction in the sale price and a $200,000 credit for certain repairs and improvements to the property to be made by the Buyer after the close of the sale of the property.

A solicitation statement was filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2004, and was first mailed to the Partnership’s limited partners on or about March 11, 2004, to solicit the votes of the limited partners for the approval of the sale of the Shadow Ridge Meadows property and the subsequent liquidation and dissolution of the Partnership. The approval of a majority of the Partnership’s outstanding limited partnership units is required to approve the sale of Shadow Ridge Meadows and the subsequent liquidation and dissolution of the Partnership. The deadline for the limited partners to return their ballots is April 1, 2004.

If the Partnership’s limited partners approve the sale of the Shadow Ridge Meadows property and the subsequent liquidation and dissolution of the Partnership, the property will be sold to the Buyer for a cash purchase price of $27,500,000, before deducting all closing fees and costs, sales commissions, credits to the Buyer for repairs and improvements to the property, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership. The Partnership anticipates that it will distribute the sales proceeds remaining after deducting such fees, expenses and liabilities to its limited partners in accordance with the Amended and Restated Agreement of Limited Partnership on or about September 30, 2004. The amount and actual timing of any such distributions may vary.

Proposed Liquidation and Dissolution of the Partnership

If the sale of the Shadow Ridge Meadows property and the dissolution of the Partnership are approved, the Partnership will incur additional expenses associated with winding up the Partnership’s affairs. These expenses may include, among others, wind-up costs and fees, legal fees, accounting fees, tax preparation and audit fees, investor servicing fees, taxes, and management fees and costs. The Partnership has established a contingency and capital allowance reserve of approximately $1,052,300, which it intends to use to cover any remaining liabilities and unexpected claims, including deferred management fees owed to the General Partner. Depending on whether any issues or claims arise, and the outcome of any such issues or claims that do arise, it is anticipated that any reserves remaining will be distributed to the Partnership’s limited partners within approximately 12 to 16 months after the close of the sale of the Shadow Ridge Meadows property. The amount and timing of any such distributions may vary.

Upon completion of the distribution of the Partnership’s funds and the liquidation of the Partnership, the General Partner will execute and record a Certificate of Cancellation and Certificate of Dissolution of the Partnership and the legal existence of the Partnership will cease.

If the sale of the Shadow Ridge Meadows property and dissolution of the Partnership are not approved, or if the sale of the Shadow Ridge Meadows property to the Buyer fails to close for any other reason, the Partnership will continue to operate and another suitable buyer will be sought for the property.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 7 in this report have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are described in the notes to the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make certain estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes and that require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Significant estimates used in our consolidated financial statements include those related to the computation of depreciation expense, including the assignment of estimated useful lives.

Results of Operations – Fiscal 2003 Compared to Fiscal 2002

Rental Revenue

Revenues from rents for the year ended December 31, 2003, were $5,623,578, an increase of 5.0% over rental revenues of $5,355,976 for the year ended December 31, 2002. The main reason for this increase was a lower than expected vacancy percentage and a steady increase in overall rentals, which were due to a strong rental market and a lower than average amount of vacant rental property in the markets in which the Mission Park and Shadow Ridge Meadows properties are located. Average occupancy rates were essentially unchanged from 2002 to 2003 at approximately 97%.

Operating Expenses

Operating expenses (exclusive of deprecation and amortization) for the year ended December 31, 2003, were $2,819,897, an increase of 16.2% from operating expenses of $2,427,176 for the year ended December 31, 2002. This increase was primarily due to increases in labor and property costs.

Interest Expense

Interest expense for the year ended December 31, 2003, was $1,425,545, a decrease of 1.4% over interest expense of $1,445,424 in the fiscal year ended December 31, 2002. This difference was due to the reduction in mortgage debt during fiscal 2003.

Depreciation and Amortization Expense

For the year ended December 31, 2003, depreciation and amortization expense was $1,018,949, an increase of 5.5% from the expense of $966,308 in the year ended December 31, 2002. The increase was attributable primarily to capital expenditures over prior years that have increased depreciation expense.

Liquidity and Cash Flows

During the fiscal years ended December 31, 2003 and December 31, 2002, all of the Partnership’s operating and debt service cash requirements were met through cash generated from operations.

Net cash flows provided by operating activities for the fiscal year ended December 31, 2003 was $1,774,353, compared to $1,703,020 for the fiscal year ended December 31, 2002. The principal reason for this difference was a steady increase in rents and a continued stabilization of operating expenses.

Net cash flows used in investing activities for the year ended December 31, 2003, was $366,810 compared to $460,190 for the year ended December 31, 2002. The decrease in cash used in investing activities was due primarily to a reduction in the overall requirement of capital expenditures.

Net cash flows used in financing activities for the year ended December 31, 2003, was $1,322,470 compared to $1,067,590 for the year ended December 31, 2002. The increase was primarily due to an increase in principal reduction on outstanding loans and an increase in distributions to our limited partners.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our limited partners.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In December 2003, FASB published a revision to FIN 46 (“46R”) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. We do not expect this interpretation as revised to have a significant impact on our financial condition or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of underlying to conform it to language used in FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect this statement to have a significant impact on our financial condition or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this statement to have a significant impact on our financial condition or results of operations.

In December 2003, FASB issued FASB Statement No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” FASB Statement No. 132 improves financial statement disclosures for defined benefit plans and replaces existing FASB disclosure requirements for pensions. We do not expect this statement to have a significant impact on our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Independent Auditors’ Report

To the Board of Directors and Partners
Income Growth Partners, Ltd. X and Subsidiaries
San Diego, California

We have audited the consolidated balance sheet of Income Growth Partners, Ltd. X and Subsidiaries (the “Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ deficit and cash flows for the years then ended and the supplemental financial statement schedule. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Income Growth Partners, Ltd. X and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

San Diego, California	/s/ PKF
March 10, 2004	PKF
Certified Public Accountants
A Professional Corporation

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Rental Properties (Notes 1 and 3)
Land	$7,078,365	$7,078,365
Buildings and improvements	23,274,049	22,907,239

	30,352,414	29,985,604
Less accumulated depreciation	(13,838,034)	(12,909,758)

	16,514,380	17,075,846
Cash and cash equivalents (Notes 1 and 5)	690,042	604,969
Deferred loan fees, net of accumulated amortization of $506,431 in 2003 and $415,758 in 2002	270,752	361,425
Prepaid expenses and other assets	240,375	182,775

	$17,715,549	$18,225,015

LIABILITIES AND PARTNERS’ DEFICIT
Mortgage notes payable (Note 3)	$18,420,490	$18,689,960
Other Liabilities
Accounts payable and accrued liabilities	250,173	144,320
Accrued interest payable	122,317	122,317
Security deposits	229,556	233,005

Total liabilities	19,022,536	19,189,602
Commitments and contingencies (Notes 5 and 6)
Partners’ deficit
Limited partners’ deficit	(1,278,488)	(829,498)
General partners’ deficit	(18,499)	(125,089)
Note receivable from general partner (Note 4)	(10,000)	(10,000)

Total partners’ deficit	(1,306,987)	(964,587)

	$17,715,549	$18,225,015

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002

	2003	2002
Revenues
Rents (Note 1)	$5,623,578	$5,355,976
Other	350,238	303,866
Interest	1,175	2,247

Total revenues	5,974,991	5,662,089
Expenses
Operating expenses (exclusive of depreciation and amortization shown separately below)	2,819,897	2,427,176
Interest	1,425,545	1,445,424
Depreciation and amortization (Note 1)	1,018,949	966,308

Total expenses	5,264,391	4,838,908

Net income	$710,600	$823,181

Basic and diluted per limited partnership unit data (Note 2)
Net income	$22.43	$25.98

Weighted average limited partnership units	26,926	26,926

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
For the Years Ended December 31, 2003 and 2002

	General Partner		Limited Partner
	Note	Capital	Original	Class A
	Receivable	(Deficit)	Partner	Partner	Total
Balance, December 31, 2001	$(10,000)	$(248,566)	$—	$(719,202)	$(977,768)
Distributions (Note 2)	—	—	—	(810,000)	(810,000)
Net income	—	123,477	—	699,704	823,181

Balance, December 31, 2002	(10,000)	(125,089)	—	(829,498)	(964,587)
Distributions (Note 2)	—	—	—	(1,053,000)	(1,053,000)
Net income	—	106,590	—	604,010	710,600

Balance, December 31, 2003	$(10,000)	$(18,499)	$—	$(1,278,488)	$(1,306,987)

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities
Net income	$710,600	$823,181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation (Note 1)	928,276	875,825
Amortization (Note 1)	90,673	90,483
Changes in operating assets and liabilities
Prepaid expenses and other assets	(57,600)	3,406
Accounts payable and accrued liabilities	105,853	(96,851)
Security deposits	(3,449)	6,976

Net cash flows provided by operating activities	1,774,353	1,703,020

Cash flows from investing activities
Capital expenditures	(366,810)	(460,190)

Cash flows from financing activities
Distributions to partners	(1,053,000)	(810,000)
Principal payments on mortgage notes payable	(269,470)	(249,590)
Principal payments on note payable to affiliate	—	(8,000)

Net cash flows used in financing activities	(1,322,470)	(1,067,590)

Net increase in cash and cash equivalents	85,073	175,240
Cash and cash equivalents at beginning of year	604,969	429,729

Cash and cash equivalents at end of year	$690,042	$604,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,425,545	$1,445,424

The accompanying notes are an integral part of the consolidated financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Note 1 – Organization and Significant Accounting Policies

Organization and Business

Income Growth Partners, Ltd. X, a California limited partnership (the “Limited Partnership”), and subsidiaries (collectively, the “Partnership”), was formed in February 1988, to acquire, operate and hold for investment one or more parcels of income-producing, multi-family residential real property. As of December 31, 2003, the Partnership owned a 264 unit building in San Marcos, California (“Mission Park”) and a 184 unit building in Vista, California (“Shadow Ridge Meadows”).

The limited partnership agreement provides that the Partnership shall continue through February 2021, unless terminated sooner.

Income Growth Management, Inc. is the sole general partner of the Limited Partnership. The general partner has made no cash capital contributions to date. As of December 31, 2003, there were 1,804 limited partners in the Limited Partnership.

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

Financial Instruments

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued liabilities, and mortgage notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values at December 31, 2003 and 2002.

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

Advertising

The Partnership follows the policy of charging advertising costs to expense as incurred. Advertising expenses were approximately $109,000 and $102,000 for 2003 and 2002, respectively.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the fourth quarter of 2003 had no impact on the Company’s results of operation or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 deals with the accounting and reporting for costs associated with exit or disposal activities and certain other costs associated with those activities, which were previously recognized as liabilities that did not meet the definitions of a liability. The Partnership was required to adopt the provisions of SFAS No. 146 during the first quarter of 2003. The adoption of SFAS No. 146 had no impact on the Partnership.

Note 2 – Activities of the Partnership

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

Distribution of Cash from Operations

The amended partnership agreement provides that any distributions of cash from operations will be made in the following order of priority: First, each Class A Unit receives a 12% cumulative, noncompounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives a 10% noncumulative return on the adjusted balance of original invested capital. Thereafter, 90% of distributions of cash from operations will be made to the Original Unit holders and 10% to the general partner. Distributions of $1,053,000 and $810,000 were made during 2003 and 2002, respectively.

Distribution of Cash from Sale or Refinancing

The amended partnership agreement provides that any distributions of cash from a sale or refinancing will be made in the following order of priority: First, each Class A Unit receives a 12% cumulative non-compounded annual return on the balance of actual funds invested in Class A Units. Second, each Class A Unit receives a total return of original invested capital. Third, each Class A Unit receives a $500 bonus. Fourth, each Original Unit holder receives an amount equal to the adjusted balance of original invested capital. Fifth, the general partner receives any nonsubordinated debts payable to them. Sixth, each Original Unit holder receives a 10% cumulative return on the adjusted balance of original invested capital (the “Preferred Return”). Thereafter, 85% of distributions of cash from sale or refinancing will be made to the Original Unit holders and 15% to the general partner. As of December 31, 2003, the general partner has not received any cash distributions from operations or from a sale or refinancing.

Allocation of Net Income/Loss

Net income allocation to limited partners and basic and diluted Partnership unit data were calculated as follows for the years ended December 31:

	2003	2002
Net income	$710,600	$823,181
Percentage allocable to limited partners	85%	85%

	$604,010	$699,704
Weighted average limited partnership units	26,926	26,926

Basic and diluted per limited partnership unit data	$22.43	$25.98

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

Note 3 – Mortgage Notes Payable

As of December 31, mortgage notes payable consisted of the following:

	2003	2002
Mission Park — Mortgage note payable dated December 27, 1995; collateralized by first trust deed on land and buildings; interest and principal of $73,144 payable monthly based on 7.76% fixed annual interest rate; balloon payment of approximately $8,919,000 due in January 2006.	$9,261,448	$9,414,006
Shadow Ridge Meadows — Mortgage note payable dated October 27, 1997; collateralized by first trust deed on land and buildings; interest and principal of $68,106 payable monthly based on 7.49% fixed annual interest rate; balloon payment of approximately $8,621,000 due in November 2007.	9,159,042	9,275,954

	$18,420,490	$18,689,960

Future minimum principal payments on notes payable are as follows:

Year Ending December 31,
2004	288,919
2005	313,947
2006	9,065,088
2007	8,752,536

Total	$18,420,490

Note 4 – Related Party Transactions

Management Fees

The Partnership’s properties are managed by an affiliate of the general partner who receives management fees. The fee for each property is equal to 5% of the operating revenues generated by that property. Management fees aggregated approximately $297,000 and $284,000 in 2003 and 2002, respectively.

As of December 31, 2003, the Partnership had accrued deferred management fees from prior years of approximately $73,000.

Administrative Fees

The Partnership has an agreement with the same affiliate which manages the properties to pay an administrative fee equal to 8% of any amount, including related professional services, totaling in excess of $5,000, which is expended for any construction or repair project in or about the properties. Administrative fees aggregated approximately $13,500 and $20,000 in 2003 and 2002, respectively.

Administration Costs

The Partnership has an agreement with an affiliate of the general partner who furnishes certain administrative services and facilities to the Partnership, including accounting, data processing, duplication and transfer agent expenses, professional (including, but not limited to, regulatory reporting and legal services), recording and partner communication expenses. The agreement provides for reimbursement to the affiliate for actual costs incurred. Reimbursements paid to the affiliate under the provisions of this agreement aggregated approximately $155,000 and $192,000 in 2003 and 2002, respectively.

Note Receivable from General Partner

At December 31, 2003 and 2002, a non-interest bearing note receivable of $10,000 was due from the general partner for its initial partnership capital contribution.

Subordinated Real Estate Brokerage Commissions

If the general partner, or any of its affiliates, render services in negotiating and implementing the sale of Partnership properties, the general partner or such affiliates will be paid a real estate brokerage commission in an amount up to one-half of the commission customarily charged in arm’s-length transactions, but not in excess of 3% of the contract price for the property. Payment of such commission (other than payments in the form of promissory notes that are subordinated to the return of capital contributions to limited partners) shall be deferred until the limited partners have received distributions equal to their total original invested capital, plus the 10% Preferred Return described in Note 2. No properties were sold in 2003 and 2002. Accordingly, no brokerage commissions were paid by the Partnership.

Note 5 - Concentrations

Credit Risk

The Partnership maintains cash balances at various financial institutions primarily located in San Diego, California. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. Management believes that the Partnership is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Nature of Business

Changes in the national and regional economic climates, changes in local real estate conditions, such as the oversupply of apartments or a reduction in demand for apartments, competition from single-family housing, apartment properties and other forms of multi-family residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environment, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Partnership may adversely affect the income from, and value of, the Partnership’s properties.

Note 6 – Commitments and Contingencies

During December 2003, the Partnership entered into real estate sale agreements for the sales of the Mission Park and Shadow Ridge Meadows properties, subject to the approval of the limited partners. During January 2004, the purchaser of the Shadow Ridge Meadows property threatened to sue the Partnership for lack of disclosure discovered during the due diligence process of the transaction. This threatened matter was settled during February 2004.

During February 2004, management requested the written approval of the sale agreement of the Mission Park property from the limited partners. On February 20, 2004, the limited partners approved the sale of the Mission Park property.

SCHEDULE III
Income Growth Partners, Ltd. X and Subsidiaries

Schedule III – Real Estate and Accumulated Depreciation
For the Year Ended December 31, 2003

				Net Change		Gross Amount at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
			Buildings and		Buildings and		Buildings and
	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements
Shadow Ridge Meadows	$9,159,042	$3,294,260	$13,490,802	$(400,000)	$1,071,915	$2,894,260	$14,562,717
Mission Park	9,261,448	4,484,105	9,821,589	(300,000)	(1,110,257)	4,184,105	8,711,332

	$18,420,490	$7,778,365	$23,312,391	$(700,000)	$ (38,342)	$7,078,365	$23,274,049

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life on Which
					Depreciation in
		Accumulated	Date of	Date	Latest Statements
	Total	Depreciation	Construction	Acquired	is Computed
Shadow Ridge Meadows	$17,456,977	$6,849,747	Jan. 1988	Nov. 1988	27.5 years
Mission Park	12,895,437	6,988,287	May 1989	Aug. 1989	27.5 years

	$30,352,414	$13,838,034

(a) Reconciliation of total real estate carrying value for the two years ended December 31, 2003:

	2003	2002
Balance at beginning of year	$29,985,604	$29,525,414
Acquisitions	366,810	460,190

Balance at end of year	$30,352,414	$29,985,604

(b) Reconciliation of accumulated depreciation for the two years ended December 31, 2003:

	2003	2002
Balance at beginning of year	$12,909,758	$12,033,933
Expense	928,276	875,825

Balance at end of year	$13,838,034	$12,909,758

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nation Smith Hermes Diamond resigned as the Partnership’s principal accountant to audit the Partnership’s financial statements effective as of December 12, 2002, as reported in the Partnership’s Current Report on Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002. Nation Smith Hermes Diamond did not render a report on the Partnership’s financial statements for the last two fiscal years ended December 31, 2003 and December 31, 2002. Effective December 10, 2002, PKF was engaged as the Partnership’s independent auditors and rendered a report on the Partnership’s financial statements for the last two fiscal years ended December 31, 2003 and December 31, 2002.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to the General Partner and its management, including its principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our General Partner’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the fourth quarter ended December 31, 2003 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART III

ITEM 9. GENERAL PARTNER, DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(A) OF THE EXCHANGE ACT

General Partner, and its Directors and Executive Officers

As a limited partnership, the Partnership does not have a board of directors or executive officers. Subject to certain restrictions set forth in the Partnership’s Amended and Restated Agreement of Limited Partnership, the Partnership’s General Partner has exclusive control over the management of the Partnership’s business and affairs. The name and age of each of the General Partner’s directors and executive officers, as well as their positions with the General Partner and business experience are shown below. David Maurer and Timothy Maurer are brothers.

David W. Maurer (Age 51)
Director, Chief Executive Officer and President of the General Partner
Director and Officer since 1992

In addition to serving as an officer and director of the General Partner, Mr. Maurer is also an officer and director of IGP X Mission Park, Inc. and IGP X Shadow Ridge Meadows, Inc., and has served as the President and Director of ENA Corporation, an affiliate of the General Partner, since 1979. He has been involved in real estate syndications and property management since 1980, and in real estate development and construction since 1974. Mr. Maurer received a Bachelor of Arts degree in 1974 from the University of California, San Diego.

Timothy C. Maurer (Age 54)
Director, Chief Financial Officer and Secretary of the General Partner
Director and Officer since 1988

In addition to serving as an officer and director of the General Partner, Mr. Maurer is also an officer and director of IGP X Mission Park, Inc. and IGP X Shadow Ridge Meadows, Inc. He has been involved in real estate syndications, development, design and construction since 1975. He received a Bachelor of Fine Arts degree in 1972 from the California College of Arts and Crafts in Oakland, California.

Robert H. Green (Age 46)
Director and Vice President of Operations of the General Partner
Director and Officer since 1988

In addition to serving as an officer and director of the General Partner, Mr. Green is also an officer and director of IGP X Mission Park, Inc. and IGP X Shadow Ridge Meadows, Inc., and has served as Director of Property Management of ENA Corporation, an affiliate of the General Partner, since 1988. He has been directly involved in property management since 1980. Mr. Green worked for four years with Coldwell Banker Real Estate Management Services in San Diego, California, where he managed both commercial and residential property. Previously, he worked for four years with C&R Realty Company, where he managed over 75 residential properties in Oregon and Washington. Mr. Green received a Bachelor of Arts degree in 1980 from Pacific University in Forest Grove, Oregon.

Audit Committee

Neither the Partnership nor the Board of Directors of the General Partner has an audit committee or a committee performing similar functions. David W. Maurer, a director of the General Partner, performs some of the functions of an audit committee related to the approval of the engagement of our independent auditors. In light of the possible near term liquidation and dissolution of the Partnership, the Partnership does not currently intend to establish a formal audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner’s directors and executive officers, and any person who owns more than 10% of our limited partnership units, to file with the SEC initial reports of ownership of our limited partnership units within 10 days of becoming a director, executive officer or greater than 10% unit holder, and reports of changes in ownership of our limited partnership units before the end of the second business day following the day on which a transaction resulting in a change of ownership occurs.

Directors, executive officers and greater than 10% unit holders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports provided to us, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to the General Partner’s directors and executive officers were complied with, except for the following reports that were not timely filed: (i) David W. Maurer filed two reports on March 23, 2004, one to report becoming a director and executive officer of our General Partner on August 29, 1992, and the other to report an indirect ownership of 10 Original Limited Partnership Units acquired on January 1, 1994; (ii) Timothy C. Maurer filed two reports on March 23, 2004, one to report his positions as a director and executive officer of our General Partner as of January 3, 1991, the effective date of the initial registration of the Partnership’s Original Limited Partnership Units pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and the other to report an indirect ownership of 10 Original Limited Partnership Units acquired on January 1, 1994; and (iii) Robert H. Green filed two reports on March 23, 2004, one to report his positions as a director and executive officer of our General Partner as of January 3, 1991, the effective date of the initial registration of the Partnership’s Original Limited Partnership Units pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and the other to report four separate acquisitions of Original Limited Partnership Units, the first occurring on January 20, 1999.

Code of Ethics

Neither the Partnership nor its General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     (2) Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Partnership files with, or submits to, the SEC and in other public communications made by the Partnership;

     (3) Compliance with applicable governmental laws, rules and regulations;

     (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     (5) Accountability for adherence to the code.

Our decision to not adopt a code of ethics results from the closely held nature of our General Partner and the possible near term liquidation and dissolution of the Partnership. Notwithstanding that we have not adopted a formal code of ethics, the Partnership, its General Partner, and the executive officers of the General Partner strive to abide by the principals and standards set forth above in the conduct of the business of the Partnership.

ITEM 10. EXECUTIVE COMPENSATION

The Partnership has no executive officers or directors and has not directly paid, nor is it required to pay, any compensation or benefits to the directors or executive officers of the General Partner.

Pursuant to the Partnership’s Amended and Restated Limited Partnership Agreement, the General Partner is entitled to receive certain distributions of cash from operations, from the sale or refinancing of Partnership property or working capital reserves, and upon liquidation. As of December 31, 2003, the General Partner had not received any distributions from the Partnership.

In accordance with the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the General Partner is at all times responsible for providing to the Partnership, either through its own employees or other agents, who may be affiliates of the General Partner, or by qualified real property managers engaged by it, property management services for the Partnership’s properties. For such services, the General Partner (or its affiliates) is entitled to receive a monthly management fee equal to 5% of the gross property revenues, provided such fees are competitive in price and terms with that which would be charged by a non-affiliated person for comparable services.

In addition, the General Partner (or its affiliates) is entitled to reimbursement for all accounting, documentation, professional (including, but not limited to, regulatory reporting and legal services), recording and partner communication expenses incurred for the Partnership. Such expenses shall be reimbursed in amounts equal to the lower of actual cost or 90% of the rates customarily charged for similar services or facilities in the same or comparable geographic location by non-affiliates. The Partnership will not reimburse the General Partner (or its affiliates) for its general and administrative overhead or any of the expenses of any of the officers and directors of the General Partner (or its affiliates) not directly attributable to the rendering of services or providing facilities to the Partnership.

As permitted by the Amended and Restated Agreement of Limited Partnership, the General Partner has retained ENA Corporation, an affiliate of the General Partner, to provide management and administrative services to the Partnership. The total management fees paid and administrative costs reimbursed to the General Partner and its affiliates during the fiscal years ended December 31, 2003 and December 31, 2002, were:

	2003	2002
Management fees	$297,000	$284,000
Administrative costs reimbursed	155,000	192,000

As of December 31, 2003, the Partnership had accrued deferred management fees from prior years of approximately $73,000.

In addition, ENA Corporation also receives an administrative fee equal to 8% of any amount, including related professional services, totaling in excess of $5,000, which is expended for any construction or repair project in or about the Partnership’s properties. Administrative fees for the fiscal years ended December 31, 2003 and December 31, 2002, were:

	2003	2002
Administrative fees	$13,500	$20,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED LIMITED PARTNER MATTERS

The Partnership does not have any equity compensation plans and no securities are authorized for issuance under any such plans.

The following table sets forth information on the beneficial ownership of our limited partnership units by the General Partner and executive officers and directors of the General Partner, as well as holders of limited partnership units who are known by us to own beneficially more than 5% of any class of our limited partnership units, as of March 10, 2004.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership[1]	Percent of Class
Original Limited Partnership Units	Everest Investors 10, LLC and affiliates 155 N. Lake Ave., Suite 1000 Pasadena, CA 91101	2911.5[2]	15.46%

Original Limited Partnership Units	Income Growth Management, Inc. 11230 Sorrento Valley Road, Suite 220 San Diego, CA 92121 General Partner of the Partnership	10[3]	0.05%

Original Limited Partnership Units	Robert Green 11230 Sorrento Valley Road, Suite 220 San Diego, CA 92121 Director and Vice President of Operations of Income Growth Management, Inc.	37	0.20%

Original Limited Partnership Units	All directors and executive officers as a group	47	0.25%

No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding Original Limited Partnership Units or the Class A Limited Partnership Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may from time to time engage in various transactions involving its General Partner and/or the officers, directors and/or affiliates of the General Partner. During the last two fiscal years ended December 31, 2003 and December 31, 2002, the Partnership was not a party to any transaction or proposed transaction in which the General Partner or any of the General Partner’s officers, directors or affiliates had a direct or indirect material interest other than the compensation set forth under Item 10 of this report and the transaction set forth below.

In accordance with the terms of the Amended and Restated Agreement of Limited Partnership, the General Partner or its affiliates are entitled to receive certain commissions on the sale of the Partnership’s properties. In connection with the proposed sale of the Shadow Ridge Meadows Property, it is anticipated that if the sale closes, the General Partner will receive a sales commission equal to approximately 0.5% of the sale price of the property or $137,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

[1]	A person is considered to beneficially own any limited partnership units: (i) over which the person exercises sole or shared voting or investment power, or (ii) of which the person has the right to acquire beneficial ownership at any time within 60 days. Unless otherwise indicated, voting and investment power relating to the limited partnership units shown in the table is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

[2]	Represents the total number of Original Limited Partnership Units held by Everest Investors 10, LLC and its affiliates, Everest Management, LLC, Millenium Management, LLC, Everest Properties, Inc., and Everest Properties II, LLC. In addition to the Original Limited Partnership Units shown, Everest Investors 10, LLC and certain of its affiliates own approximately 256.5 Class A Limited Partnership Units or 3.2% of the outstanding Class A Limited Partnership Units.

[3]	David Maurer and Timothy Maurer, officers and directors of Income Growth Management, Inc., the Partnership’s General Partner, each have a 25% ownership interest in the General Partner.

EXHIBIT INDEX

Exhibit
Number	Description
3(i).1	Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 16, 1988.	*

3(i).2	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 24, 1993.	*

3(i).3	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on March 8, 1994.	*

3(i).4	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on December 11, 1995.	*

4	Amended and Restated Agreement of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit B of Exhibit 2.2 of the Partnership’s Quarterly Report on Form 10-Q filed with the commission for the quarterly period ended September 30, 1994.

10.1	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of December 2, 2003, incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of February 9, 2004, incorporated herein by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.3	Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Mission Park Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit 4.3 of the Partnership’s Current Report on Form 8-K dated December 27, 1995, filed with the commission on January 11, 1996.

10.4	Agreement of Limited Partnership of IGP X Shadow Ridge Meadows, Ltd., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Shadow Ridge Meadows Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership., dated August 10, 1997, incorporated herein by reference to Exhibit 4.4 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the commission on March 27, 1998.

10.5	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of December 8, 2003.	*

10.6	First Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of January 8, 2004.	*

10.7	Second Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of February 18, 2004.	*

Exhibit
Number	Description
16	Letter dated December 27, 2002 from Nation Smith Hermes Diamond incorporated herein by reference to Exhibit 16.1 of the Partnership’s Current Report on Form 8-K dated December 27, 2002, filed with the commission on December 27, 2002.

21	List of subsidiaries	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certification	*

*	Filed herewith.

Reports on Form 8-K

We did not file any reports on Form 8-K during the fourth quarter ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Partnership by PKF, certified public accountants, our independent auditors, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, and the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2003, were:

2003	2002
$29,444	$4,000

PKF became our independent auditors on December 10, 2002. Thus, while PKF rendered an opinion on our annual financial statements for the fiscal year ended December 31, 2002, PKF did not review any of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2002. The financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2002 were reviewed by our former independent auditors.

Audit-Related Fees

For each of the last two fiscal years ended December 31, no fees were billed to the Partnership by PKF for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not included under “Audit Fees” above.

Tax Fees

For each of the last two fiscal years ended December 31, no fees were billed to the Partnership by PKF for professional services for tax compliance, tax advice, or tax planning.

All Other Fees

For each of the last two fiscal years ended December 31, no fees were billed to the Partnership by PKF for products or services provided, other than for services included under “Audit Fees” above.

Pre-Approval Policies and Procedures

As a limited partnership, the Partnership does not have a board of directors. Neither the Partnership nor the Board of Directors of the General Partner has an audit committee. All engagements for services to the Partnership by PKF or other independent auditors are subject to prior approval by one or more members of the General Partner’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004
INCOME GROWTH PARTNERS, LTD. X,
A CALIFORNIA LIMITED PARTNERSHIP

	By:	Income Growth Management, Inc.,
a California corporation, its General Partner

		By:	/s/ David W. Maurer

David W. Maurer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David W. Maurer (David W. Maurer)	Director, Chief Executive Officer and President of Income Growth Management, Inc., the registrant’s general partner (principal executive officer)	March 29, 2004
/s/ Timothy C. Maurer (Timothy C. Maurer)	Director, Chief Financial Officer and Secretary of Income Growth Management, Inc., the registrant’s general partner (principal financial officer)	March 29, 2004
/s/ Robert H. Green (Robert H. Green)	Director and Vice President of Operations of Income Growth Management, Inc., the registrant’s general partner	March 29, 2004