Form 10QSB
period 2004-03-31
INCOME GROWTH PARTNERS LTD X
filed 2004-05-20
CIK 830051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

0-18528
(Commission file number)

INCOME GROWTH PARTNERS, LTD. X,
A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	33-0294177
(State of incorporation)	(IRS Employer Identification No.)

11230 Sorrento Valley Road, Suite 220
San Diego, California 92121	(858) 457-2750
(Address of principal executive offices)	(Registrant’s telephone number)

Check whether the Partnership (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

(i)

SPECIAL NOTE – FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

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

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described in this report, as well as in other reports and documents we file with the SEC.

Unless the context requires otherwise, all references in this report to the “Partnership,” “we,” “our,” and “us” refer to Income Growth Partners, Ltd. X, a California limited partnership.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Rental properties
Land	$2,894,260	$2,894,260
Buildings and improvements	14,578,029	14,562,717

	17,472,289	17,456,977
Less accumulated depreciation	(6,987,448)	(6,849,748)

	10,484,841	10,607,229
Cash and cash equivalents	23,105,096	369,935
Deferred loan fees, net of accumulated amortization of $214,622 in 2004 and $506,431 in 2003	212,478	198,205
Prepaid expenses and other assets	155,762	86,862
Net assets from discontinued operations	323,054	—

	$34,281,231	$11,262,231

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$9,127,963	$9,159,042
Other liabilities
Accounts payable and accrued liabilities	776,797	193,913
Accrued interest payable	60,526	60,526
Security deposits	77,888	83,240
Net liabilities from discontinued operations	—	3,072,500

	10,043,174	12,569,221
Commitments and contingencies	—	—
Partners’ capital (deficit)	24,248,057	(1,296,990)
Note receivable from general partner	(10,000)	(10,000)

	$34,281,231	$11,262,231

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
REVENUES
Rents	$861,824	$856,733
Other	109,044	69,922

Total revenues	970,868	926,655
EXPENSES
Operating expenses	513,719	458,949
Depreciation and amortization	184,474	183,974
Interest	233,132	234,419

Total expenses	931,325	877,342
Income from continuing operations	$39,543	$49,313

Discontinued operations
Income from discontinued operations (including gain on sale of $28,846,966)	$28,858,993	$114,040

Net income	$28,898,536	$163,353

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$912.27	$5.16

DISTRIBUTIONS PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$414.01	$30.00

Weighted average limited partnership units	26,926	26,926

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$39,543	$49,313
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	184,474	183,974
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other assets	(96,400)	(69,680)
Increase (decrease) in accounts payable, accrued liabilities and accrued interest payable	582,884	60,410
Security deposits	(5,352)	(6,579)

Net cash provided by continuing operating activities	705,149	217,438

Net cash provided by discontinued operations	25,463,440	101,842

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48,858)	(69,938)

Net cash used in investing activities	(48,858)	(69,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under mortgage debt	(31,079)	(30,778)
Distributions to investors	(3,353,491)	(243,000)

Net cash used in financing activities	(3,384,570)	(273,778)

Net increase (decrease) in cash and cash equivalents	22,735,161	(24,436)

Cash and cash equivalents at beginning of period	369,935	394,460

Cash and cash equivalents at end of period	$23,105,096	$370,024

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Basis of Presentation and Significant Accounting Policies

The accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the General Partner’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (“2003 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2003 Annual Report unless otherwise noted below.

We have reclassified certain prior period amounts to conform to the current year presentation.

B. Discontinued Operations

On March 3, 2004, IGP X Mission Park Associates, L.P., a California limited partnership and a wholly-owned subsidiary of the Partnership, closed the sale of that certain 264 unit apartment complex located at 201-230 Woodland Parkway, San Marcos, California, known as Mission Park, to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000.

For purposes of presentation in the accompanying financial statements, all activity relating to the Mission Park property from February 20, 2004, the date of approval of the sale of the Mission Park property by the limited partners, has been classified as discontinued operations. As such, the results of the sale of the Mission Park property have been included as discontinued operations in the financial statements for the three months ended March 31, 2004. The results of operations for the Mission Park property for the three months ended March 31, 2003 have been reclassified as discontinued operations for comparative purposes. The assets and liabilities relating to the Mission Park property have been reclassified in the December 31, 2003 balance sheet as net liabilities of discontinued operations for comparative purposes. The results of the sale of the Mission Park property have not been recorded in the December 31, 2003 balance sheet. See “Recent Developments” under Item 2 in this report for more information about the sale of the Mission Park property.

The following is a summary of the net assets (liabilities) relating to the Mission Park property as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Rental properties
Land	$—	$4,184,105
Buildings and improvements	—	8,711,332

	—	12,895,437
Less accumulated depreciation	—	(6,988,287)

	—	5,907,150
Cash and cash equivalents	307,520	320,106
Deferred loan fees	—	72,548
Prepaid expenses	78,947	153,513

Total assets	$386,467	$6,453,317

Mortgage loans payable	$—	$9,261,448
Accounts payable and accrued liabilities	63,413	56,263
Accrued interest payable	—	61,790
Security deposits	—	146,316

Total liabilities	$63,413	$9,525,817

Net assets (liabilities) of discontinued operations	$323,054	$(3,072,500)

C. Allocation of Net Income

Net income allocation to limited partners and basic and diluted per limited partnership unit data were calculated as follows for the three months ended March 31, 2004 and March 31, 2003:

	March 31,	March 31,
	2004	2003
Net income	$28,898,536	$163,353
Percentage allocable to limited partners	85%	85%
	$24,563,756	$138,850
Weighted average limited partnership units	26,926	26,926
Basic and diluted per limited partnership unit data	$912.27	$5.16

D. Pro Forma Financial Information

The following unaudited pro forma consolidated statement of operations for the three months ended March 31, 2004 and March 31, 2003 give effect to the sale of the Mission Park property and reflect the results of operations of the Partnership as if the sale of the Mission Park property had been completed on January 1 of each three month period presented, resulting in rental operations for the Partnership’s Shadow Ridge Meadows property only and general Partnership administrative expenses for each period presented. The pro forma adjustments reflect the following:

(i)	The reclassification of all activities of the Mission Park property to discontinued operations;

(ii)	The sale price of the Mission Park property was $36,000,000;

(iii)	Payment of all costs associated with the sale of the Mission Park property;

(iv)	The repayment of all indebtedness of the Mission Park property and payment of the prepayment penalty on the Mission Park property mortgage; and

(v)	The adjustment of gain on sale for actual depreciation and amortization taken on the Mission Park property from January 1 of the period to the date of sale.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2004

	March 31, 2004	Pro Forma	March 31, 2004
	Actual	Adjustments	As Adjusted
REVENUES
Rents	$861,824	$(264,179)	$597,645
Other	109,044	(23,627)	85,417

Total revenues	970,868	(287,806)	683,062
EXPENSES
Operating expenses	513,719	(151,359)	362,360
Depreciation and amortization	184,474	(33,047)	151,427
Interest	233,132	(59,891)	173,241

Total expenses	931,325	(244,297)	687,028
Income (Loss) from continuing operations	$39,543	$(43,509)	$(3,966)

Income from discontinued operations	$28,858,993	$(45,074)	$28,813,919

Net Income	$28,898,536	$(88,583)	$28,809,953

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income (loss) per limited partnership unit	$912.27	$(2.80)	$909.47

DISTRIBUTION PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$414.01	$—	$414.01

Weighted average limited partnership units	26,926	26,926	26,926

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

	March 31, 2003	Pro Forma	March 31, 2003
	Actual	Adjustments	As Adjusted
REVENUES
Rents	$856,733	$(262,441)	$594,292
Other	69,922	(20,430)	49,492

Total revenues	926,655	(282,871)	643,784
EXPENSES
Operating expenses	458,949	(128,630)	330,319
Depreciation and amortization	183,974	(33,047)	150,927
Interest	234,419	(60,877)	173,542

Total expenses	877,342	(222,554)	654,788
Income (Loss) from continuing operations	$49,313	$(60,317)	$(11,004)

Income from discontinued operations	$114,040	$28,451,260	$28,565,300

Net Income	$163,353	$28,390,943	$28,554,296

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income (loss) per limited partnership unit	$5.16	$896.24	$901.40

DISTRIBUTION PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$30.00	$513.40	$543.40

Weighted average limited partnership units	26,926	26,926	26,926

D. Subsequent Events

On April 1, 2004, the Partnership’s limited partners approved the sale of the Shadow Ridge Meadows property and the subsequent liquidation and dissolution of the Partnership. The sale of the Shadow Ridge Meadows property is anticipated to close on or about July 1, 2004 for a cash purchase price of $27,500,000, before deducting all closing fees and costs, sales commissions, credits to the Buyer for repairs and improvements to the property, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership.

On April 10, 2004, the Partnership distributed $21,650,475 of the net sale proceeds from the sale of the Mission Park property to the holders of its Original Limited Partnership Units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2004. You should read the following discussion and analysis together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our 2003 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by the General Partner and its management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

Our critical accounting policies are discussed under Item 6 of our 2003 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2004, beyond the application of the provisions of Statement of Financial Accounting Standards No. 144 (FAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” as a result of the sale of the Mission Park property. Accordingly, application of FAS No. 144 has resulted in the operations and cash flows from the Mission Park property being presented as a discontinued operation and eliminated from the Partnership’s ongoing operations.

Recent Developments

Sale of Mission Park Property

At the beginning of the three month period ended March 31, 2004, the Partnership, through its wholly-owned subsidiaries, owned and operated two apartment complexes in Southern California: Mission Park and Shadow Ridge Meadows. The Mission Park property was sold on March 3, 2004 to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000. On March 18, 2004, the Partnership distributed $2,948,491 of the net sale proceeds to the holders of its Class A Limited Partnership Units. On April 10, 2004, the Partnership distributed an additional $21,650,475 of the net sale proceeds to the holders of its Original Limited Partnership Units. The net sale proceeds distributed reflect the amount of the sale proceeds after deducting all closing fees and costs, sales commissions, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan, payments of certain accounts payable and accrued liabilities, and the establishment of a contingency reserve.

Pending Sale of Shadow Ridge Meadows Property

On December 8, 2003, IGP X Shadow Ridge Meadows, Ltd., a wholly-owned subsidiary of the Partnership and the owner of the Shadow Ridge Meadows property, entered into a Purchase and Sale Agreement and Escrow Instructions with Mark Gosselin, as Trustee of the Mark Gosselin Trust Dated October 31, 2001 (“Buyer”) for the sale of the Shadow Ridge Meadows property for a purchase price of $27,600,000, subject to the approval of the Partnership’s limited partners. The Purchase and Sale Agreement and Escrow Instructions was amended on January 8, 2004 to extend the contingency period given to the Buyer to review certain reports and documents related to the property, and was further amended on February 18, 2004 to resolve certain issues and claims raised by the Buyer, including a $100,000 reduction in the sale price and a $200,000 credit for certain repairs and improvements to the property to be made by the Buyer after the close of the sale of the property.

On April 1, 2004, the Partnership’s limited partners approved the sale of the Shadow Ridge Meadows property and the subsequent liquidation and dissolution of the Partnership. The sale of the Shadow Ridge Meadows property is anticipated to close on or about July 1, 2004 for a cash purchase price of $27,500,000, before deducting all closing fees and costs, sales commissions, credits to the Buyer for repairs and improvements to the property, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership. The Partnership anticipates that it will distribute the sales proceeds remaining after deducting such fees, expenses and liabilities to its limited partners in accordance with the Amended and Restated Agreement of Limited Partnership on or about September 1, 2004. The amount and actual timing of any such distributions may vary.

Liquidation and Dissolution of the Partnership

The Partnership will incur additional expenses associated with winding up the Partnership’s affairs. These expenses may include, among others, wind-up costs and fees, legal fees, accounting fees, tax preparation and audit fees, investor servicing fees, taxes, and management fees and costs. The Partnership has established a contingency reserve of approximately $1,000,000, which it intends to use to cover any remaining liabilities and unexpected claims, including deferred management fees owed to the General Partner. Depending on whether any issues or claims arise, and the outcome of any such issues or claims that do arise, it is anticipated that any reserves remaining will be distributed to the Partnership’s limited partners within approximately 12 to 16 months after the close of the sale of the Shadow Ridge Meadows property. The amount and timing of any such distributions may vary.

Upon completion of the distribution of the Partnership’s funds and the liquidation of the Partnership, the General Partner will execute and record a Certificate of Cancellation and Certificate of Dissolution of the Partnership and the legal existence of the Partnership will cease. If the sale of the Shadow Ridge Meadows property to the Buyer fails to close for any other reason, the Partnership will continue to operate and another suitable buyer will be sought for the Shadow Ridge Meadows property.

Results of Continuing Operations – Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Rental Revenue

Revenues from rents from continuing operations for the quarter ended March 31, 2004, were $861,824, an increase of 0.59% over rental revenues of $856,733 for the quarter ended March 31, 2003.

Operating Expenses

Operating expenses for continuing operations (exclusive of depreciation and amortization and interest) for the quarter ended March 31, 2004, were $513,719, an increase of 11.93% from operating expenses of $458,949 for the quarter ended March 31, 2003. This increase was primarily due to an increase in property maintenance and legal expenses.

Interest Expense

Interest expense related to continuing operations for the quarter ended March 31, 2004, was $233,132, a decrease of 0.55% compared to interest expense of $234,419 for the quarter ended March 31, 2003.

Depreciation and Amortization Expense

For the quarter ended March 31, 2004, depreciation and amortization expense was $184,474, an increase of 0.27% from the expense of $183,974 for the quarter ended March 31, 2003.

Income from Continuing Operations

Income from continuing operations was $39,543 for the quarter ended March 31, 2004, compared to income from continuing operations of $49,313 for the quarter ended March 31, 2003. This difference was primarily due to an increase in property maintenance and legal expenses.

Income from Discontinued Operations

For the quarter ended March 31, 2004, income from discontinued operations (including gain on sale of $28,846,966) was $28,858,993, compared to $114,040 for the quarter ended March 31, 2003. This increase was due mainly to the sales proceeds received in connection with the sale of the Mission Park property.

Net Income

Net income for the quarter ended March 31, 2004 was $28,898,536, an increase from the net income of $163,353 for the quarter ended March 31, 2003. This increase was due in large part to the sale of the Mission Park property.

Cash Flows

Net cash provided by continuing operating activities for the quarter ended March 31, 2004 were $705,149, compared to $217,438 for the quarter ended March 31, 2003. The increase was due mainly to an increase in accounts payable.

Net cash provided by discontinued operations was $25,463,440 for the quarter ended March 31, 2004, compared to

$101,842 for the quarter ended March 31, 2003. This increase was due primarily to the net sale proceeds received in connection with the sale of the Mission Park property after payment of the mortgage on the property and transaction and related fees and costs associated with the sale.

Net cash flows used in investing activities for the quarter ended March 31, 2004 were $48,858, compared to $69,938 for the quarter ended March 31, 2003. The difference was attributable primarily to a decrease in capital expenditures.

Net cash flows used in financing activities for the quarter ended March 31, 2004 were $3,384,570, compared to $273,778 for the quarter ended March 31, 2003. The difference was mainly due to an increase in our distributions to our limited partners as a result of the sale of the Mission Park property.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our limited partners.

Liquidity and Capital Resources

During the quarters ended March 31, 2004 and March 31, 2003, all of the Partnership’s operating and debt service cash requirements were met through cash generated from operations and, for the quarter ended March 31, 2004, the sale of the Mission Park property.

Cash and cash equivalents increased by $22,735,161 in the quarter ended March 31, 2004, primarily as a result of the sale of the Mission Park property.

Our mortgage loans payable were $9,127,963 at March 31, 2004, which amount represents the mortgage note payable secured by the Shadow Ridge Meadows property. The interest rate on such mortgage note is a fixed rate of 7.49%. Interest and principal of $68,106 are payable monthly, with a balloon payment of approximately $8,621,000 due in November 2007. In connection with the close of the sale of the Mission Park property on March 3, 2004, the mortgage note payable on the Mission Park property in the amount of $9,465,529, including all principal, accrued interest, prepayment penalties and custodial and administrative expenses related to the note, was paid in full.

We plan on funding our near term working capital needs, capital expenditures and debt payments using cash flows from operations.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 6 of our 2003 Annual Report. As of March 31, 2004, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to the General Partner and its management, including its principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our General Partner’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

As of March 31, 2004, neither the Partnership nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about February 3, 2004, we first mailed a Solicitation Statement to our limited partners soliciting the vote of the limited partners to authorize the sale of the Partnership’s Mission Park property. Of the 26,926.5 outstanding limited partnership units, including both Class A and Original Limited Partnership Units, the number of votes cast for the sale was 13,927 units or 51.7% of the outstanding units, the number of votes cast against or withheld was 12,911 or 47.9% of the outstanding units, and the number of abstentions was 88.5.

On or about March 11, 2004, we first mailed a Solicitation Statement to our limited partners soliciting the vote of the limited partners to authorize the sale of the Partnership’s Shadow Ridge Meadows property and the subsequent liquidation and dissolution of the Partnership. Of the 26,926.5 outstanding limited partnership units, including both Class A and Original Limited Partnership Units, the number of votes cast for the sale and subsequent liquidation and dissolution was 15,208.93 units or 56.48% of the outstanding units, the number of votes cast against or withheld was 11,716.57 or 43.5% of the outstanding units, and the number of abstentions was one.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit
Number	Description
3(i).1	Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 16, 1988, incorporated herein by reference to Exhibit 3(i).1 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).2	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 24, 1993, incorporated herein by reference to Exhibit 3(i).2 of the Partnership’s Annual Report

Exhibit
Number	Description
on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).3	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on March 8, 1994, incorporated herein by reference to Exhibit 3(i).3 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).4	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on December 11, 1995, incorporated herein by reference to Exhibit 3(i).4 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

4	Amended and Restated Agreement of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit B of Exhibit 2.2 of the Partnership’s Quarterly Report on Form 10-Q filed with the commission for the quarterly period ended September 30, 1994.

10.1	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of December 2, 2003, incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of February 9, 2004, incorporated herein by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.3	Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Mission Park Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit 4.3 of the Partnership’s Current Report on Form 8-K dated December 27, 1995, filed with the commission on January 11, 1996.

10.4	Agreement of Limited Partnership of IGP X Shadow Ridge Meadows, Ltd., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Shadow Ridge Meadows Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership., dated August 10, 1997, incorporated herein by reference to Exhibit 4.4 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the commission on March 27, 1998.

10.5	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of December 8, 2003, incorporated herein by reference to Exhibit 10.5 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.6	First Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of January 8, 2004, incorporated herein by reference to Exhibit 10.6 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.7	Second Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of February 18, 2004, incorporated herein by reference to Exhibit 10.7 of the Partnership’s Annual Report on

Exhibit
Number	Description
Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certification	*

*	Filed herewith.

(b) Reports on Form 8-K

On March 18, 2004, we filed a Current Report on Form 8-K with the SEC disclosing the close of the sale of the Mission Park property on March 3, 2004. This report was the only report on Form 8-K that we filed during the quarterly period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2004

INCOME GROWTH PARTNERS, LTD. X,
A CALIFORNIA LIMITED PARTNERSHIP

By:	Income Growth Management, Inc.,
a California corporation, its General Partner

	By:	/s/ David W. Maurer

David W. Maurer, President

Mr. Maurer is the principal executive officer of the Partnership and has been duly authorized to sign on its behalf.