Form 10QSB
period 2004-06-30
INCOME GROWTH PARTNERS LTD X
filed 2004-08-16
CIK 830051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

•	future financial and operating results, including the amount and timing of distributions, expenditures, liquidity and other financial items;

•	liquidation and dissolution strategies, including the amount and use of a contingency reserve;

•	the outcome of litigation matters; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (“SEC”).

Unless the context requires otherwise, all references in this report to the “Partnership,” “we,” “our,” and “us” refer to Income Growth Partners, Ltd. X, a California limited partnership.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Rental properties
Land	$—	$—
Buildings and improvements	—	—

	—
Less accumulated depreciation	—	—

	—
Cash and cash equivalents	17,239,880	192,538
Deferred loan fees	—	—
Prepaid expenses and other assets	11,593	500
Net assets from discontinued operations	225,163	—

	$17,476,636	$193,038

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$—	$—
Other liabilities
Accounts payable and accrued liabilities	261,060	30,176
Accrued interest payable	—	—
Security deposits	—	—
Net liabilities from discontinued operations	—	1,469,852

	261,060	1,500,028
Partners’ capital (deficit)	17,225,576	(1,296,990)
Note receivable from general partner	(10,000)	(10,000)

	$17,476,636	$193,038

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Rents	$—	$—	$—	$—
Other	10,221	602	30,561	642

Total revenues	10,221	602	30,561	642
EXPENSES
Operating expenses	64,114	27,118	150,548	74,781
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—

Total Expenses	64,114	27,118	150,548	74,781
Net loss from continuing operations	$(53,893)	$(26,516)	$(119,987)	$(74,139)

Income from discontinued operations (including gain on sale of $14,570,512 and $43,417,478, for the three and six months ended June 30, 2004, respectively)	$14,681,889	$220,024	$43,646,519	$431,000

Net income	$14,627,996	$193,508	$43,526,532	$356,861

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$461.78	$6.11	$1,374.05	$11.27

Weighted average limited partnership units	26,926	26,926	26,926	26,926

DISTRIBUTIONS PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$—	$30.00	$414.01	$60.00

Weighted average Class A limited partnership units	8,100	8,100	8,100	8,100

DISTRIBUTIONS PER ORIGINAL LIMITED PARTNERSHIP UNIT HOLDER	$1,150.03	$—	$1,150.03	$—

Weighted average original limited partnership units	18,826	18,826	18,826	18,826

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(119,986)	$(74,139)
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other assets	(11,093)	1,747
Increase (decrease) in accounts payable, accrued liabilities and accrued interest payable	230,884	(1,428)

Net cash provided by (used in) continuing operating activities	99,805	(73,820)

Net cash provided by discontinued operations	41,951,503	627,857

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to limited partners	(25,003,966)	(486,000)

Net cash used in financing activities	(25,003,966)	(486,000)

Net increase in cash and cash equivalents	17,047,342	68,037

Cash and cash equivalents at beginning of period	192,538	175,435

Cash and cash equivalents at end of period	$17,239,880	$243,472

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Basis of Presentation and Significant Accounting Policies

The accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of Income Growth Management, Inc., the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (“2003 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2003 Annual Report except as noted below.

There have been no significant changes to our accounting policies during the six months ended June 30, 2004, beyond the application of the provisions of Statement of Financial Accounting Standards No. 144 (FAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” as a result of the sale of the Mission Park property and the Shadow Ridge Meadows property. Accordingly, application of FAS No. 144 has resulted in the operations and cash flows from the Mission Park property and the Shadow Ridge Meadows property each being presented as a discontinued operation and eliminated from the Partnership’s operations.

We have reclassified certain prior period amounts to conform to the current period presentation.

B. Discontinued Operations

On March 3, 2004, IGP X Mission Park Associates, L.P., a California limited partnership and a wholly-owned subsidiary of the Partnership, closed the sale of that certain 264 unit apartment complex located at 201-230 Woodland Parkway, San Marcos, California, known as Mission Park, to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000, before deducting all closing fees and costs, sales commissions, necessary expenses, amounts used to repay the loan on the property, amounts used to establish a $1,000,000 contingency reserve, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership.

On June 30, 2004, IGP X Shadow Ridge Meadows, Ltd., a California limited partnership and a wholly-owned subsidiary of the Partnership, closed the sale of that certain 184 unit apartment building located at 1515 South Melrose Drive, Vista, California, known as Shadow Ridge Meadows, to Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, for a cash purchase price of $27,500,000, before deducting all closing fees and costs, sales commissions, a $200,000 credit to the buyer for repairs and improvements to the property, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership.

For purposes of presentation in the accompanying financial statements, all activity relating to the Mission Park property and the Shadow Ridge Meadows property has been classified as discontinued operations. As such, the results of the sale of the Mission Park and Shadow Ridge Meadows properties have been included as discontinued operations in the financial statements for the three and six months ended June 30, 2004. The results of operations for the Mission Park and Shadow Ridge Meadows properties for the three and six months ended June 30, 2003 have been reclassified as discontinued operations for comparative purposes. The assets and liabilities relating to the Mission Park and Shadow Ridge Meadows properties have been reclassified in the December 31, 2003 balance sheet as net liabilities of discontinued operations for comparative purposes. The results of the sale of the Mission Park and Shadow Ridge Meadows properties have not been recorded in the December 31, 2003 balance sheet.

The following is a summary of the net assets (liabilities) relating to the Mission Park and Shadow Ridge Meadows properties as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Rental Properties
Land	$–	$7,078,365
Buildings and improvements	–	23,274,049

	–	30,352,414
Less accumulated depreciation	–	(13,838,035)

	–	16,514,379
Cash and cash equivalents	150,077	497,503
Deferred loan fees	–	270,753
Prepaid expenses	111,166	239,875

Total assets	$261,243	$17,522,510

Mortgage loans payable	–	18,420,490
Accounts payable and accrued liabilities	36,080	220,000
Accrued interest payable	–	122,316
Security deposits	–	229,556

Total liabilities	$36,080	$18,992,362

Net assets (liabilities) of discontinued operations	$225,163	$(1,469,852)

C. Allocation of Net Income

Net income allocation to limited partners and basic and diluted per limited partnership unit data were calculated as follows for the three and six months ended June 30, 2004 and June 30, 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$14,627,996	$193,508	$43,526,532	$356,861
Percentage allocable to limited partners	85%	85%	85%	85%
	$12,433,797	$164,482	$36,997,552	$303,332
Weighted average limited partnership units	26,926	26,926	26,926	26,926
Basic and diluted per limited partnership unit data	$461.78	$6.11	$1,374.05	$11.27

D. Contingency Reserve

The Partnership has established a contingency reserve of approximately $1,000,000, which it intends to use to cover any remaining costs, expenses, liabilities and unexpected claims, including deferred management fees owed to the General Partner.

E. Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated statements of operations for the six months ended June 30, 2004 and the year ended December 31, 2003, give effect to the sale of the Mission Park and Shadow Ridge Meadows properties and reflect the results of operations of the Partnership as if the sale of such properties had been completed on January 1 of each period presented.

The following unaudited pro forma consolidated statements of operations are based on the historical financial statements of the Partnership. The pro forma financial information may not be indicative of the results of operations that actually would have occurred if the sales of the properties had occurred as of the beginning of the respective periods nor do they purport to indicate the results of futures operations of the Partnership. Actual future results could be materially different from the pro forma results.

The preparation of the unaudited pro forma consolidated statements of operation includes significant assumptions by the General Partner and its management. The amount and timing of distributions will depend on a variety of factors including, but not limited to, actual costs incurred in connection with the contingency reserve of $1,000,000. There may be differences between the assumptions and actual results because events and circumstances frequently do not occur as expected.

The pro forma adjustments made to the unaudited pro forma consolidated statements of operations reflect the following:

(i)	The results of operations of the Partnership have been reflected as if the sale of the Mission Park and Shadow Ridge Meadows properties had both been completed on January 1 of each period presented;

(ii)	The reclassification of all activities of the Mission Park and Shadow Ridge Meadows properties to discontinued operations;

(iii)	The sale price of the Mission Park property was $36,000,000 and the sale price of the Shadow Ridge Meadows property was $27,500,000;

(iv)	Payment of all costs associated with the sale of the Mission Park and Shadow Ridge Meadows properties;

(v)	Repayment of all indebtedness of the Mission Park and Shadow Ridge Meadows properties, and payment of the prepayment penalties on the Mission Park and Shadow Ridge Meadows property mortgages; and

(vi)	The adjustment of the gain on sale for actual depreciation and amortization taken on the Mission Park and Shadow Ridge Meadows properties from January 1 of the period to the end of the period or the date of sale as appropriate.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended June 30, 2004

		Mission Park	Shadow Ridge Meadows
	June 30, 2004	Pro Forma	Pro Forma	June 30, 2004
	Actual	Adjustments	Adjustments	As Adjusted
REVENUES
Rents	$861,824	$(264,179)	$(597,645)	$—
Other	119,265	(23,627)	(65,077)	30,561

Total revenues	981,089	(287,806)	(662,722)	30,561

EXPENSES
Operating expenses	577,833	(151,359)	(275,926)	150,548
Depreciation and amortization	184,474	(33,047)	(151,427)	—
Interest	233,132	(59,891)	(173,241)	—

Total expenses	995,439	(244,297)	(600,594)	150,548

Loss from continuing operations	$(14,350)	$(43,509)	$(62,128)	$(119,987)

Income (loss) from discontinued operations /gain on sale of property	$43,540,882	$(45,074)	$(290,126)	$43,205,682

Net income (loss)	$43,526,532	$(88,583)	$(352,254)	$43,085,695

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income (loss) per limited partnership unit	$1,374.05	$(2.80)	$(11.12)	$1,360.13

Weighted average limited partnership units	26,926	26,926	26,926	26,926

DISTRIBUTIONS PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$414.01	$—	$—	$414.01

Weighted average Class A limited partnership units	8,100	8,100	8,100	8,100

DISTRIBUTIONS PER ORIGINAL LIMITED PARTNERSHIP UNIT HOLDER	$1,150.03	$—	$—	$1,150.03

Weighted average original limited partnership units	18,826	18,826	18,826	18,826

See accompanying notes to unaudited pro forma consolidated financial information, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2003

			Shadow Ridge
		Mission Park	Meadows
	December 31, 2003	Pro Forma	Pro Forma	December 31, 2003
	Actual	Adjustments	Adjustments	As Adjusted
REVENUES
Rents	$5,623,578	$(3,147,492)	$(2,476,086)	$—
Other	351,413	(197,586)	(152,664)	1,163

Total revenues	5,974,991	(3,345,078)	(2,628,750)	1,163

EXPENSES
Operating expenses	2,819,897	(1,464,539)	(1,206,323)	149,035
Depreciation and amortization	1,018,949	(400,424)	(618,525)	—
Interest	1,425,545	(725,177)	(700,368)	—

Total expenses	5,264,391	(2,590,140)	(2,525,216)	149,035

Income (loss) from continuing operations	$710,600	$(754,938)	$(103,534)	$(147,872)

Income from discontinued operations /gain on sale of property	$—	$28,565,300	$14,321,469	$42,886,769

Net income	$710,600	$27,810,362	$14,217,935	$42,738,897

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income per limited partnership unit	$22.43	$877.92	$448.83	$1,349.18

Weighted average limited partnership units	26,926	26,926	26,926	26,926

DISTRIBUTIONS PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$130.00	$275.50	$137.90	$543.40

Weighted average Class A limited partnership units	8,100	8,100	8,100	8,100

DISTRIBUTIONS PER ORIGINAL LIMITED PARTNERSHIP UNIT HOLDER	$—	$—	$—	$—

Weighted average original limited partnership units	18,826	18,826	18,826	18,826

See accompanying notes to unaudited pro forma consolidated financial information, which are an integral part of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our 2003 Annual Report.

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

Our critical accounting policies are discussed under Item 6 of our 2003 Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2004, beyond the application of the provisions of Statement of Financial Accounting Standards No. 144 (FAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” as a result of the sale of the Mission Park property and the Shadow Ridge Meadows property. Accordingly, application of FAS No. 144 has resulted in the operations and cash flows from the Mission Park property and the Shadow Ridge Meadows property each being presented as a discontinued operation and eliminated from the Partnership’s operations.

Completion of the Sale of the Partnership Properties

At the beginning of the six month period ended June 30, 2004, the Partnership, through its wholly-owned subsidiaries, owned and operated two apartment complexes in Southern California: Mission Park and Shadow Ridge Meadows. The Mission Park property was sold on March 3, 2004 to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000. On March 18, 2004, the Partnership distributed $2,948,491 of the net sale proceeds to the holders of its Class A Limited Partnership Units. On April 10, 2004, the Partnership distributed an additional $21,650,475 of the net sale proceeds to the holders of its Original Limited Partnership Units. The net sale proceeds distributed reflect the amount of the sale proceeds after deducting all closing fees and costs, sales commissions, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan, payments of certain accounts payable and accrued liabilities, and the establishment of a contingency reserve.

The Shadow Ridge Meadows property was sold on June 30, 2004 to Mark Gosselin, as trustee of the Mark Gosselin Trust Dated October 31, 2001, for a cash purchase price of $27,500,000, before deducting all closing fees and costs, sales commissions, a $200,000 credit to the buyer for repairs and improvements to the property, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership. The General Partner anticipates that the Partnership will distribute the net sale proceeds of approximately $15,964,448 to the holders of its Original Limited Partnership Units in accordance with the Amended and Restated Agreement of Limited Partnership sometime between August 16, 2004 and August 20, 2004. While this is the currently anticipated amount and timing of the distribution of the net sale proceeds from the sale of the Shadow Ridge Meadows property, the actual amount and timing of the distribution may vary.

Liquidation and Dissolution of the Partnership

On April 1, 2004, the Partnership’s limited partners approved the liquidation and dissolution of the Partnership subsequent to the sale of the Partnership’s properties. The Partnership will incur additional expenses associated with winding up the Partnership’s affairs. These expenses may include, among others, wind-up costs and fees, legal fees, accounting fees, tax preparation and audit fees, investor servicing fees, taxes, and management fees and costs. The Partnership has established a contingency reserve of approximately $1,000,000, which it intends to use to cover any remaining costs, expenses, liabilities and unexpected claims, including deferred management fees owed to the General Partner. Depending on whether any issues or claims arise, and the outcome of any such issues or claims that do arise, it is anticipated that any reserves remaining will be distributed to the holders of the Partnership’s Original Limited Partnership Units before December 31, 2005. The amount and timing of any such distributions may vary.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 6 of our 2003 Annual Report. As of June 30, 2004, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

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

Our General Partner’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended June 30, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to real property, tax, regulation, securities, contract or other matters. The resolution of these matters if and when they arise will be subject to various uncertainties. While unfavorable outcomes are possible, we believe the resolution of these matters, individually or in the aggregate, will not result in a material adverse effect on our business, financial condition or results of operations.

As of June 30, 2004, neither the Partnership nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description
3(i).1	Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 16, 1988, incorporated herein by reference to Exhibit 3(i).1 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).2	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 24, 1993, incorporated herein by reference to Exhibit 3(i).2 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).3	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on March 8, 1994, incorporated herein by reference to Exhibit 3(i).3 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).4	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on December 11, 1995, incorporated herein by reference to Exhibit 3(i).4 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

4	Amended and Restated Agreement of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit B of Exhibit 2.2 of the Partnership’s Quarterly Report on Form 10-Q filed with the commission for the quarterly period ended September 30, 1994.

10.1	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of December 2, 2003, incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of February 9, 2004, incorporated herein by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.3	Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Mission Park Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit 4.3 of the Partnership’s Current Report on Form 8-K dated December 27, 1995, filed with the commission on January 11, 1996.

10.4	Agreement of Limited Partnership of IGP X Shadow Ridge Meadows, Ltd., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Shadow Ridge Meadows Inc., a California corporation, and Income

Exhibit Number	Description
Growth Partners, Ltd. X, a California limited partnership., dated August 10, 1997, incorporated herein by reference to Exhibit 4.4 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the commission on March 27, 1998.

10.5	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of December 8, 2003, incorporated herein by reference to Exhibit 10.5 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.6	First Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of January 8, 2004, incorporated herein by reference to Exhibit 10.6 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.7	Second Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of February 18, 2004, incorporated herein by reference to Exhibit 10.7 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.8	Third Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of April 5, 2004, incorporated herein by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K dated June 30, 2004, filed with the commission on July 14, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certification	*

*	Filed herewith.

(b) Reports on Form 8-K

On May 17, 2004, we filed a Current Report on Form 8-K/A with the SEC to amend our Current Report on Form 8-K dated March 3, 2004 and filed with the SEC on March 18, 2004, to amend Item 7 to include pro forma financial information relating to the sale of the Mission Park property on March 3, 2004. The financial information included in the Form 8-K/A included (i) an Unaudited Pro Forma Consolidated Balance Sheet of Income Growth Partners, Ltd. X and Subsidiaries at December 31, 2003; (ii) an Unaudited Pro Forma Consolidated Statement of Operations of Income Growth Partners, Ltd. X and Subsidiaries for the year ended December 31, 2003; and (iii) Notes to the Unaudited Pro Forma Consolidated Financial Information of Income Growth Partners, Ltd. X and Subsidiaries. This report was the only report on Form 8-K or Form 8-K/A that we filed during the quarterly period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004

INCOME GROWTH PARTNERS, LTD. X, A CALIFORNIA LIMITED PARTNERSHIP
By:	Income Growth Management, Inc.,
a California corporation, its General Partner

	By:	/s/ David W. Maurer
David W. Maurer, President

Mr. Maurer is the principal executive officer of the Partnership and has been duly authorized to sign on its behalf.