Form 10QSB
period 2004-09-30
INCOME GROWTH PARTNERS LTD X
filed 2004-11-12
CIK 830051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

0-18528
(Commission file number)

INCOME GROWTH PARTNERS, LTD. X,
A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California (State of incorporation)	33-0294177 (IRS Employer Identification No.)

11230 Sorrento Valley Road, Suite 220 San Diego, California 92121 (Address of principal executive offices)	(858) 457-2750 (Registrant’s telephone number)

Check whether the Partnership (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Rental properties
Land	$—	$—
Buildings and improvements	—	—

	—	—
Less accumulated depreciation	—	—

	—	—
Cash and cash equivalents	1,397,411	192,538
Deferred loan fees	—	—
Prepaid expenses and other assets	—	500
Net assets from discontinued operations	72,473	—

	$1,469,884	$193,038

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Mortgage loans payable	$—	$—
Other liabilities
Accounts payable and accrued liabilities	295,966	30,176
Accrued interest payable	—	—
Security deposits	—	—
Net liabilities from discontinued operations	—	1,469,852

	295,966	1,500,028
Partners’ capital (deficit)	1,183,918	(1,296,990)
Note receivable from general partner	(10,000)	(10,000)

	$1,469,884	$193,038

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Rents	$—	$—	$—	$—
Other	23,695	422	54,256	1,024

Total revenues	23,695	422	54,256	1,024
EXPENSES
Operating expenses	77,378	69,416	227,926	96,534
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—

Total Expenses	77,378	69,416	227,926	96,534
Net loss from continuing operations	(53,683)	(68,994)	(173,670)	(95,510)

Income (loss) from discontinued operations (including gain on sale of $0 and $43,417,478, for the three and nine months ended September 30, 2004, respectively)	(23,017)	319,232	43,623,502	702,609

Net income (loss)	$(76,700)	$250,238	$43,449,832	$607,099

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income (loss) per limited partnership unit	$(2.42)	$7.90	$1,371.62	$19.16

Weighted average limited partnership units	26,926	26,926	26,926	26,926

DISTRIBUTIONS PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER
	$—	$30.00	$414.01	$90.00

Weighted average Class A limited partnership units	8,100	8,100	8,100	8,100

DISTRIBUTIONS PER ORIGINAL LIMITED PARTNERSHIP UNIT HOLDER	$848.00	$—	$1,998.03	$—

Weighted average original limited partnership units	18,826	18,826	18,826	18,826

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(173,670)	$(95,510)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	500	2,025
Increase in accounts payable, accrued liabilities and accrued interest payable	265,790	6,977

Net cash provided by (used in) continuing operating activities	92,620	(86,508)

Net cash provided by discontinued operations	42,080,667	872,141

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to limited partners	(40,968,414)	(729,000)

Net cash used in financing activities	(40,968,414)	(729,000)

Net increase in cash and cash equivalents	1,204,873	56,633

Cash and cash equivalents at beginning of period	192,538	175,435

Cash and cash equivalents at end of period	$1,397,411	$232,068

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Basis of Presentation and Significant Accounting Policies

The accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of Income Growth Management, Inc., the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2004, beyond the application of the provisions of Statement of Financial Accounting Standards No. 144 (FAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” as a result of the sale of the Mission Park property and the Shadow Ridge Meadows property. Accordingly, application of FAS No. 144 has resulted in the operations and cash flows from the Mission Park property and the Shadow Ridge Meadows property each being presented as a discontinued operation and eliminated from the Partnership’s operations.

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

For purposes of presentation in the accompanying financial statements, all activity relating to the Mission Park property and the Shadow Ridge Meadows property has been classified as discontinued operations. As such, the results of the sale of the Mission Park and Shadow Ridge Meadows properties have been included as discontinued operations in the financial statements for the three and nine months ended September 30, 2004. The results of operations for the Mission Park and Shadow Ridge Meadows properties for the three and nine months ended September 30, 2003 have been reclassified as discontinued operations for comparative purposes. The assets and liabilities relating to the Mission Park and Shadow Ridge Meadows properties have been reclassified in the December 31, 2003 balance sheet as net liabilities of discontinued operations for comparative purposes. The results of the sale of the Mission Park and Shadow Ridge Meadows properties have not been recorded in the December 31, 2003 balance sheet.

The following is a summary of the net assets (liabilities) relating to the Mission Park and Shadow Ridge Meadows properties as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Rental Properties
Land	$–	$7,078,365
Buildings and improvements	–	23,274,049

	–	30,352,414
Less accumulated depreciation	–	(13,838,035)

	–	16,514,379
Cash and cash equivalents	–	497,503
Deferred loan fees	–	270,753
Prepaid expenses and other receivables	72,473	239,875

Total assets	$72,473	$17,522,510

Mortgage loans payable	–	18,420,490
Accounts payable and accrued liabilities	–	220,000
Accrued interest payable	–	122,316
Security deposits	–	229,556

Total liabilities	$–	$18,992,362

Net assets (liabilities) from discontinued operations	$72,473	$(1,469,852)

C. Allocation of Net Income

Net income allocation to limited partners and basic and diluted per limited partnership unit data were calculated as follows for the three and nine months ended September 30, 2004 and September 30, 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$(76,700)	$250,238	$43,449,832	$607,099
Percentage allocable to limited partners	85%	85%	85%	85%
	$(65,195)	$212,702	$36,932,357	$516,034
Weighted average limited partnership units	26,926	26,926	26,926	26,926
Basic and diluted per limited partnership unit data	$(2.42)	$7.90	$1,371.62	$19.16

D. Contingency Reserve

The Partnership has established a contingency reserve of approximately $1,106,000, which it intends to use to cover any remaining costs, expenses, liabilities and unexpected claims.

E. Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated statements of operations for the nine months ended September 30, 2004 and the year ended December 31, 2003, give effect to the sale of the Mission Park and Shadow Ridge Meadows properties and reflect the results of operations of the Partnership as if the sale of such properties had been completed on January 1 of each period presented.

The following unaudited pro forma consolidated statements of operations are based on the historical financial statements of the Partnership. The pro forma financial information may not be indicative of the results of operations that actually would have occurred if the sales of the properties had occurred as of the beginning of the respective periods nor do they purport to indicate the results of future operations of the Partnership. Actual future results could be materially different from the pro forma results.

The preparation of the unaudited pro forma consolidated statements of operation includes significant assumptions by the General Partner and its management. The amount and timing of distributions will depend on a variety of factors including, but not limited to, actual costs incurred in connection with the contingency reserve of $1,106,000. There may be differences between the assumptions and actual results because events and circumstances frequently do not occur as expected.

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

INCOME GROWTH PARTNERS, LTD. X
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004

		Mission Park	Shadow Ridge Meadows
	September 30, 2004	Pro Forma	Pro Forma	September 30, 2004
	Actual	Adjustments	Adjustments	As Adjusted
REVENUES
Rents	$—	$—	$—	$—
Other	54,256	—	—	54,256

Total revenues	54,256	—	—	54,256

EXPENSES
Operating expenses	227,926	—	—	227,926
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—

Total expenses	227,926	—	—	227,926

(Loss) from continuing operations	(173,670)	—	—	(173,670)

Income (loss) from discontinued operations/gain on sale of property	43,623,502	(45,074)	(290,126)	43,288,302

Net income (loss)	$43,449,832	$(45,074)	$(290,126)	$43,114,632

BASIC AND DILUTED PER LIMITED PARTNERSHIP UNIT DATA
Net income (loss) per limited partnership unit	$1,371.62	$(1.42)	$(9.16)	$1,361.04

Weighted average limited partnership units	26,926	26,926	26,926	26,926

DISTRIBUTIONS PER CLASS A LIMITED PARTNERSHIP UNIT HOLDER	$414.01	$—	$—	$414.01

Weighted average Class A limited partnership units	8,100	8,100	8,100	8,100

DISTRIBUTIONS PER ORIGINAL LIMITED PARTNERSHIP UNIT HOLDER	$1,998.03	$—	$—	$1,998.03

Weighted average original limited partnership units	18,826	18,826	18,826	18,826

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

Our critical accounting policies are discussed under Item 6 of our 2003 Annual Report. There have been no significant changes to these policies during the nine months ended September 30, 2004, beyond the application of the provisions of Statement of Financial Accounting Standards No. 144 (FAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” as a result of the sale of the Mission Park property and the Shadow Ridge Meadows property. Accordingly, application of FAS No. 144 has resulted in the operations and cash flows from the Mission Park property and the Shadow Ridge Meadows property each being presented as a discontinued operation and eliminated from the Partnership’s operations.

Completion of the Sale of the Partnership Properties

At the beginning of the nine month period ended September 30, 2004, the Partnership, through its wholly-owned subsidiaries, owned and operated two apartment complexes in Southern California: Mission Park and Shadow Ridge Meadows. The Mission Park property was sold on March 3, 2004 to Pacifica Enterprises, LLC, a California limited liability company, for a cash purchase price of $36,000,000. On March 18, 2004, the Partnership distributed $2,948,491 of the net sale proceeds to the holders of its Class A Limited Partnership Units. On April 10, 2004, the Partnership distributed an additional $21,650,475 of the net sale proceeds to the holders of its Original Limited Partnership Units. The net sale proceeds distributed reflect the amount of the sale proceeds after deducting all closing fees and costs, sales commissions, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan, payments of certain accounts payable and accrued liabilities, and the establishment of a contingency reserve.

The Shadow Ridge Meadows property was sold on June 30, 2004 to Mark Gosselin, as trustee of the Mark Gosselin Trust Dated October 31, 2001, for a cash purchase price of $27,500,000, before deducting all closing fees and costs, sales commissions, a $200,000 credit to the buyer for repairs and improvements to the property, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan and payments of certain accounts payable and accrued liabilities of the Partnership. On August 18, 2004, the Partnership distributed $15,964,448 of the net sale proceeds to the holders of its Original Limited Partnership Units. The net sale proceeds distributed reflect the amount of the sale proceeds after deducting all closing fees and costs, sales commissions, the buyer credit, necessary expenses, amounts used to repay the loan on the property, prepayment penalties under the terms of the loan, and payments of certain accounts payable and accrued liabilities.

Liquidation and Dissolution of the Partnership

On April 1, 2004, the Partnership’s limited partners approved the liquidation and dissolution of the Partnership subsequent to the sale of the Partnership’s properties. The General Partner anticipates that the Partnership will be liquidated and dissolved before December 31, 2004, although the timing of the Partnership’s liquidation and dissolution may vary and may occur after December 31, 2004.

The Partnership has and will continue to incur additional expenses associated with winding up the Partnership’s affairs. These expenses may include, among others, wind-up costs and fees, legal fees, accounting fees, tax preparation and audit fees, investor servicing fees, and taxes. The Partnership has established a contingency reserve of approximately $1,106,000, which it intends to use to cover any remaining costs, expenses, liabilities and unexpected claims. Assuming there are no unexpected claims made against the Partnership, the General Partner anticipates that the Partnership’s remaining costs, expenses, fees and liabilities will be approximately $200,000 to $300,000, although such amount may vary and may be substantially higher or lower than such amount. As of September 30, 2004, no unexpected claims had been made against the Partnership. Depending on whether any issues or claims arise, and the outcome of any such issues or claims that do arise, it is anticipated that any reserves remaining will be distributed to the holders of the Partnership’s Original Limited Partnership Units during the week of December 15, 2004. The amount and timing of any such distributions may vary.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 6 of our 2003 Annual Report. As of September 30, 2004, we are not aware of any additional pronouncements that materially affect our financial position or results of operations.

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

Our General Partner’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended September 30, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II — OTHER INFORMATION

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

As of September 30, 2004, neither the Partnership nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description
3(i).1	Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 16, 1988, incorporated herein by reference to Exhibit 3(i).1 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).2	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on February 24, 1993, incorporated herein by reference to Exhibit 3(i).2 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).3	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on March 8, 1994, incorporated herein by reference to Exhibit 3(i).3 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

3(i).4	Amendment to Certificate of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, filed with the California Secretary of State on December 11, 1995, incorporated herein by reference to Exhibit 3(i).4 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

4	Amended and Restated Agreement of Limited Partnership of Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit B of Exhibit 2.2 of the Partnership’s Quarterly Report on Form 10-Q filed with the commission for the quarterly period ended September 30, 1994.

10.1	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of December 2, 2003, incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between IGP X Mission Park Associates, L.P. and Pacifica Enterprises, LLC dated effective as of February 9, 2004, incorporated herein by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K dated March 3, 2004, filed with the commission on March 18, 2004.

10.3	Agreement of Limited Partnership of IGP X Mission Park Associates, L.P., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Mission Park Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership, incorporated herein by reference to Exhibit 4.3 of the Partnership’s Current Report on Form 8-K dated December 27, 1995,

Exhibit Number	Description
filed with the commission on January 11, 1996.

10.4	Agreement of Limited Partnership of IGP X Shadow Ridge Meadows, Ltd., a California limited partnership, by and among Income Growth Management, Inc., a California corporation, IGP X Shadow Ridge Meadows Inc., a California corporation, and Income Growth Partners, Ltd. X, a California limited partnership., dated August 10, 1997, incorporated herein by reference to Exhibit 4.4 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the commission on March 27, 1998.

10.5	Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of December 8, 2003, incorporated herein by reference to Exhibit 10.5 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.6	First Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of January 8, 2004, incorporated herein by reference to Exhibit 10.6 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.7	Second Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of February 18, 2004, incorporated herein by reference to Exhibit 10.7 of the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the commission on March 29, 2004.

10.8	Third Amendment to the Purchase and Sale Agreement and Escrow Instructions by and between IGP X Shadow Ridge Meadows, Ltd. and Mark Gosselin, as trustee of the Mark Gosselin Trust dated October 31, 2001, dated effective as of April 5, 2004, incorporated herein by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K dated June 30, 2004, filed with the commission on July 14, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certification	*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004
INCOME GROWTH PARTNERS, LTD. X,
A CALIFORNIA LIMITED PARTNERSHIP

	By:	Income Growth Management, Inc.,
a California corporation, its General Partner

		By:	/s/ David W. Maurer

David W. Maurer, President

Mr. Maurer is the principal executive officer of the Partnership and has been duly authorized to sign on its behalf.